Form 10-K
period 2024-12-31
Newsmax Inc.
filed 2025-03-31
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ____________
Commission file number 001-42575
NEWSMAX INC.
(Exact name of registrant as specified in its charter)

Florida	99-2600308

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Park of Commerce Drive, Suite 100, Boca Raton, Florida	33487

(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (561) 686-1165
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.001 per share	NMAX	New York Stock Exchange, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 28, 2025, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 88,949,358 shares of Class B common stock, par value $0.001 per share were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

2

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Newsmax,” the “Company” and similar terms all refer to Newsmax Inc., a Florida corporation and its Subsidiaries (as defined herein).
All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the federal securities laws. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance, including: our financial performance and projections; our growth in revenue and earnings; and our business prospects and opportunities. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; and the competitive environment of our business. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this Annual Report and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized.
While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.
Forward-looking statements include, but are not limited to, statements about:
•current or future financial performance;
•management’s plans and objectives for future operations;
•uncertainties associated with product research and development;
•uncertainties associated with dependence upon the actions of government regulatory agencies;
•product plans and performance;
•management’s assessment of market factors; and
•statements regarding our strategy and plans.
We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Risks Related to Our Business, Operations and Our Industry
•We have incurred losses in prior periods, may not be profitable in the future and our plans to maintain and increase liquidity may not be successful.
•Changes in consumer behavior and evolving technologies and distribution platforms may adversely affect the Company’s business, financial condition and results of operations.
•Declines in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.
•Advertising revenue is largely dependent on audience measurement, which can be difficult to measure.
•Advertising revenues have been subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential election cycles which could have a material impact on our revenue, cash flow and operating results from period to period.
•Because Newsmax Media derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.
•Newsmax Media’s businesses operate in a highly competitive industry. Changes to Newsmax Media’s existing content and services could fail to attract traffic, viewers and advertisers or fail to generate revenue. The levels of our traffic and engagement with our brands and content are critical to Newsmax Media’ success.
•Damage to our brand or reputation could have a material adverse effect on our business, financial condition and results of operations. Likewise, adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could adversely affect the financial performance of those portions of the Company’s nutraceuticals business, Medix Health.
•The Company’s strategic investments in new businesses, products, services and technologies presents many risks, and the Company may not realize the financial and strategic goals it had contemplated, which could adversely affect its business, financial condition and results of operations.
•Newsmax Media’s future growth depends in part on the acceptance and growth of over the top (“OTT”) advertising and OTT advertising platforms.
•If the rate of decline in the number of subscribers to traditional multichannel video programming distributors (“MVPD”) services increases or these subscribers shift to other services or bundles that do not include Newsmax TV, there may be a material negative effect on Newsmax Media’s affiliation revenues once established.
•Newsmax Inc.’s principal asset is its ownership interest in Newsmax Media and the revenue generated by such asset may not be sufficient to pay our expenses or dividends or make distributions or loans to enable us to pay dividends on any of our capital stock.
Risks Related to Cybersecurity, Piracy, Privacy and Data Protection
•The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

•The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
Risks Related to Legal and Regulatory Matters
•Changes in U.S. communications laws or other regulations, including restrictions on programming and content, may have an adverse effect on the Company’s business, financial condition and results of operations.
•Newsmax Media and the other Subsidiaries may be, and in the past have been, subject to unfavorable litigation that could require it to pay significant amounts, lead to onerous operating procedures or have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Risks Related to Intellectual Property
•The Company’s business may suffer if the Company cannot protect its intellectual property.
•The Company has been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect its business.
•The Company’s business involves risks of liability claims for content of material, which could adversely affect its business, results of operations and financial condition.
Risks Related to Our Securities
•Investing in our securities is a highly speculative investment and could result in the loss of your entire investment. There is no guarantee you will have a positive return on your investment.
•No active trading market for the Class B Common Stock currently exists, and an active trading market may not develop
•Future sales and issuances of our securities could result in dilution of the percentage ownership of our stockholders.
•We do not intend to pay any cash dividends on our capital stock in the foreseeable future.
•We may issue shares of preferred stock that would have a liquidation preference to our Common Stock., and other rights that holders of our Common Stock do not have.
•A majority of voting stock in Newsmax Inc. is owned by a small number of owners.
•We cannot predict the effect our dual-class structure may have on the price of our securities.
•We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, rely on exemptions from certain corporate governance requirements.
•NYSE may delist our Class B Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in our Class B Common Stock and subject us to additional trading restrictions.
•The market price of our Class B Common Stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class B Common Stock.
•We intend to register additional shares of our Class B Common Stock, which may result in diminution to the value of the Shares offered hereby. Future sales of our Class B Common Stock may cause the market price of our Class B Common Stock to drop significantly, even if our business is doing well.
General Risk Factors
•We incur increased costs as a result of being a public reporting company, and our board of directors is required to devote substantial time to oversight of new compliance requirements and corporate governance practices.

•We qualify as a smaller reporting company and an emerging growth company, and may take advantage of certain exemptions from disclosure requirements available to smaller reporting companies and emerging growth companies. If we take advantage of such exemptions, our securities may be less attractive to investors and may make it more difficult to compare our performance with other public companies.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows.
PART 1
ITEM 1. BUSINESS
Corporate History
Newsmax Inc. (the "Company") is a holding company that owns 100% of the equity interests of its operating company Newsmax Media, Inc. (“Newsmax Media”). Newsmax Media and the other subsidiaries operate the businesses described herein.
Newsmax Media has six wholly-owned subsidiaries: Newsmax Broadcasting, LLC, a Florida limited liability company (“Newsmax Broadcasting”), Crown Atlantic Insurance, LLC, a Florida limited liability company (“Crown Atlantic”), Humanix Publishing, LLC, a Florida limited liability company (“Humanix Publishing”), Medix Health LLC, a Florida limited liability company (“Medix Health”), ROI Media Strategies, LLC, a Florida limited liability company (“ROI Media Strategies”), and Newsmax Radio LLC, a Florida limited liability company (“Newsmax Radio,” and together with Newsmax Media, Newsmax Broadcasting, Crown Atlantic Insurance, Humanix Publishing, Medix Health, and ROI Media Strategies, the “Subsidiaries”).
Newsmax Media was incorporated as Sequoia Digital Corporation in the State of Nevada in 1998. In 1999, Newsmax Media changed its name from Sequoia Digital Corporation to Newsmax.com, Inc. In 2001, Newsmax Media changed its name from Newsmax.com, Inc. to Newsmax Media, Inc. In 2006, Newsmax Media became a wholly-owned subsidiary of NMX Holdings, LLC. In 2014, Newsmax Media changed its state of domicile from Nevada to Delaware and consummated a corporate reorganization in which the members of NMX Holdings, LLC exchanged their membership interests in NMX Holdings, LLC for capital stock of Newsmax Media.
In 2024, Newsmax Media consummated a corporate reorganization. Newsmax Inc. was formed as a new holding company that owns all of the outstanding shares of the operating company, Newsmax Media. The stockholders of Newsmax Media exchanged their shares of capital stock in Newsmax Media for the same class and number of shares in Newsmax Inc. Subsequently, Newsmax Media changed its state of domicile from Delaware to Florida. As a result of this reorganization, Newsmax Inc. became the direct holding company and the sole shareholder of Newsmax Media. Newsmax Media’s ownership of its subsidiaries was not affected or changed as a result of this reorganization.
On March 28, 2025, in accordance with the terms of the applicable Certificates of Designation, all shares of our Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock automatically converted into shares of our then existing Class A Common Stock. At our election, all shares of our Series A Preferred Stock also converted into shares of Class A Common Stock. All shares of Series B Preferred Stock automatically converted into shares of Class B Common Stock. (The conversion of all of the Company's Preferred Stock is referred to together as the "Conversion"). For details of the conversion terms, see "Description of Capital Stock" in our offering statement on Form 1-A filed with the SEC on March 19, 2025. In addition, on March 28, 2025, we amended and restated our Articles of Incorporation (the “Amended and Restated Articles of Incorporation”) to, among other things, reclassify our applicable authorized share capital to implement a dual class of securities, such that each share of Existing Class A Common Stock except for those held by the CEO, par value $0.001 per share, issued and outstanding immediately prior to the effectiveness of the Amended and Restated Articles of Incorporation (the “Effective Time”) was recapitalized, reclassified and reconstituted into one fully paid and non-assessable share of Class B Common Stock of Newsmax Inc.; provided, that each share of our Existing Class A Common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time held by Mr. Christopher Ruddy, our Chief Executive Officer and director (and/or his affiliates) was recapitalized, reclassified and reconstituted into one fully paid and non-assessable share of Class A Common Stock of Newsmax Inc. (the “Recapitalization”). Shares of our Class A Common Stock have ten votes per share, and the shares of Class B Common Stock have one vote per share.

Furthermore, on March 28, 2025, we effectuated a forward stock split (the “Forward Stock Split”) of all of the outstanding shares of Newsmax Inc. at a ratio of 6,765.396:1 (the “Forward Stock Split Ratio”). As a result of the Forward Stock Split, our outstanding securities were proportionally increased based upon the Forward Stock Split Ratio and the exercise or conversion price of such securities (as applicable) were proportionally decreased based upon the Forward Stock Split Ratio. No fractional shares were issued as a result of the Forward Stock Split. Any fractional shares resulting from the Forward Stock Split were rounded to the nearest whole share.
Private Placement
In June 2024, the Company launched an offering of its Series B Preferred Stock in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Private Placement”). The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206,660,000. In connection with the Private Placement, the Company issued a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 900 shares of Series B Preferred Stock with an exercise price per share of $5,000.
Overview of the Business
Newsmax Inc is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its popular website Newsmax.com and affiliated sites, its syndicated radio show and podcasts and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media. Newsmax Media content is carried by all major linear cable and satellite pay TV platforms, MVPDs for the Newsmax channel, and most OTT streaming platforms for its free, ad-supported television (“FAST”) channel Newsmax2, making Newsmax Media content available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Media’s channels and brands for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Media’s partners to provide cable television and digital news under the Newsmax Media brand to viewers in several European countries, including Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia and Albania.
Newsmax Media operates several business lines through its Subsidiaries and divisions, creating a synergistic effect on audience growth, revenues and customer acquisition. These business lines are grouped into two separate reportable segments which consist of Broadcasting and Digital:
•Broadcasting - The broadcast segment of the Company’s business produces and licenses news, business news and lifestyle content for distribution primarily through MVPDs including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States. The components of Broadcasting are as follows:
•Newsmax Broadcasting LLC provides programming through three channels, Newsmax, Newsmax2, and World at War. Newsmax and World at War are linear cable channels available on pay TV services, and Newsmax2, is a free streaming channel. Both Newsmax and Newsmax2 offer 24/7 television news and informational programming channels which are distributed through both cable and digital streaming platforms. World at War offers 24/7 historical documentaries and movies that have a primary focus on the wars of the past 150 years and the people who fought them.
•Newsmax Radio LLC provides programming through a syndicated radio show as well as widely-available podcasts. These podcasts include “The Newsmax Daily with Tony Marino,” a talk show with radio personality Gerry Callahan and “Greg Kelly Reports” with its TV host Greg Kelly.
•Digital - The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceutical and nonfiction books on political, financial and health-related topics. The components of Digital are as follows:
•Humanix Publishing LLC is a print and e-book publishing house that publishes books in the areas of politics, health, personal finance, history, religion and current affairs. Under Newsmax ownership, Humanix Publishing has published approximately 100 titles, including a New York Times bestseller. The Company uses published books as free premiums when offering subscriptions to their publications, including Newsmax Magazine and their health and financial newsletters.
•Medix Health, LLC offers and sells 22 nutraceutical products. Medix Health’s products are aimed at Newsmax Media’s core demographic of consumers and cross-sold through Newsmax Media’s health newsletters. These supplements have been certified as compliant with current good manufacturing practices by The Natural Products Association and are typically formulated by medical doctors who also write and edit Newsmax Media’s health newsletters. Newsmax Media retains all intellectual property rights to the supplement formulations created for Medix Health. The natural supplements seek to help customers alleviate pain, reduce blood glucose, prevent heart disease, improve energy and mental acuity, and, in general, improve overall wellness. All Medix Health supplements are manufactured at third-party manufacturing facilities that are U.S. Food and Drug Administration (“FDA”) registered and meet current Good Manufacturing Practices standards. All Medix Health supplements are offered online and usually come with a recurring subscription program.
•Newsmax Digital Advertising handles all advertising and marketing offers and sales to third party companies and agencies. Newsmax Digital Advertising sells placements for display and native website ads, email sponsorships in Newsmax News Alerts, sponsorships for SMS/text and push notification, print ads for our magazine, inserts for our newsletters, and all advertising for radio and podcast offerings.
•Newsmax Publications publishes and manages Newsmax Media’s paid subscription business. This subsidiary currently publishes Newsmax Magazine, five health newsletters including Health Radar, Dr. Crandall’s Heart & Health; The Blaylock Wellness Report; financial newsletters including The Dividend Machine, High Income Factor and Financial Intelligence Report, and Newsmax Platinum, our online publication. This subsidiary has over 300,000 subscribers to its paid publications.
•ROI Media Strategies LLC provides media buying and strategy services to third party companies and agencies, helping small companies to market their offerings across all channels of marketing, including email, broadcast, podcasts, digital, and print.
•Crown Atlantic Insurance LLC is an insurance agency licensed in 50 states of the U.S. and the District of Columbia with an emphasis on life insurance and retirement solutions. The Company expects to use the firm for the purposes of marketing annuities, life insurance and other insurance offerings across their platforms.
Newsmax Inc.’s Operating Segments
Newsmax Inc.'s business operations are conducted through two main operating segments, Broadcasting and Digital. In 2024 Broadcasting represented 76.4% of total revenues and Digital represented 23.6% of total revenues. Between the two main operating segments, total revenue for Newsmax Media has grown from $41.8 million in 2019 to $171.0 million in 2024.
Broadcasting
The broadcasting segment of Newsmax Media’s business produces and licenses news, business news and lifestyle content for distribution through both MVPDs and free OTT streaming platforms. Newsmax Media creates, broadcasts and distributes content using a hybrid distribution strategy that also utilizes linear cable for pay TV services. Newsmax Media’s linear channel, Newsmax, is offered to cable television systems, direct broadcast satellite operators, telecommunication companies and internet television providers, primarily in the United States.
Newsmax Media also offers Newsmax2, a 24/7 FAST channel offering news and opinion shows across platforms, including Samsung, Vizio, LG, Xumo, Roku, Pluto, and others. Newsmax Media generates revenues from license fees paid by MVPDs for its linear Newsmax channel on a per subscriber basis and also derives revenues from advertising sales made for both its linear channel and for its FAST channel. According to Kagan, Fox News, CNN, CNBC, Fox Business and

MSNBC have average monthly affiliate fees per subscriber equal to $2.52, $1.30, $0.64, $0.39 and $0.83, respectively. Given that Newsmax Media has audience numbers equal to or better than such competitors, Newsmax Media sees the potential for significant revenue growth in this area.
Newsmax Media strives to produce high-quality television programming for distribution to build viewership and audience loyalty, increase television revenue through license fees and advertising revenue to sustain long-term growth within targeted demographic groups, predominantly viewers (and readers) who are 45 years of age or older, which is the largest demographic group in the nation, holding more than 70% of the nation’s disposable income. Newsmax Media’s strategy is to maximize the distribution, ratings and profit potential of its television programming. Newsmax Media seeks to extend its content distribution across all platforms, including linear cable, OTT and FAST channels, which provide promotional platforms for Newsmax Media’s television content and serve as additional outlets for advertising revenue. Newsmax Media’s goal is to reach its target audience wherever and whenever they are consuming content, as well as reaching new audiences, including broadband-only, “cord cutters” and “cord nevers.” Audience ratings and audience engagement are key drivers of advertising revenue and demand on the part of cable television operators, direct-to-home satellite operators, telecommunication service providers, and other content distributors who deliver Newsmax Media’s content to their viewers. Newsmax Media’s television advertisement sales have increased by 512% compared to 2020 ($14.6 million to $89.4 million). According to MediaPost, the combined television advertising revenue of Fox News, CNN and MSNBC decreased by 0.4% from 2023 to 2024, while Newsmax Media’s television advertisement sales revenue grew by 1.2%.
In 2023, Newsmax Broadcasting launched its streaming service, Newsmax+, and, as of December 31, 2024, had approximately 280,000 viewers subscribed for the subscription service paying $50 or more per year. Newsmax+ offers subscribers the ability to watch the Newsmax, Newsmax2, and World of War channels at any time using apps found on their home TV, phone or tablet devices. The service also offers licensed and original documentaries, movies, series and news specials. The subscription price for Newsmax+ varies depending on whether a subscribed viewer chooses an annual or a monthly subscription, with annual subscriptions costing less than monthly subscriptions.
Digital
The Newsmax Media digital platform includes Newsmax.com and affiliated websites, which together draw more than five million unique monthly visitors, more than five million email opt-in subscribers, approximately seven million subscribers to its push mobile and SMS text messaging alerts, and upwards of 16 million social media followers on its social media platforms including Facebook (over 4.7 million), X (over 2.7 million), YouTube (approximately 2.2 million), Truth Social (over 2.1 million), Instagram (approximately 1.9 million), Rumble (approximately 1.2 million), Gettr (over 995,000), Threads (over 175,000), TikTok (over 55,000), LinkedIn (approximately 72,000) and Telegram (over 6,700). Newsmax Media’s print and digital magazine, Newsmax Magazine, has approximately 300,000 monthly readers and the Newsmax app has been downloaded over 10 million times.
The digital segment generates revenues through (1) online advertising, including online display, paid content placement on the Newsmax.com homepage, email advertising, other online placements and print advertisements, (2) subscriptions, including for its streaming service Newsmax+ as well as a collection of 10 specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce.
Newsmax Media’s websites and apps provide live and/or on-demand streaming of network-related programming to allow video subscribers of Newsmax Media’s participating distribution partners to view content via the Internet.
Newsmax Inc’s Competitive Strengths
Fast-growing news network with an established brand and loyal audience that is valued by advertisers.
Newsmax Media has established itself as a premium news brand with loyal audience across multiple platforms, including linear cable MVPDs, OTT streaming, digital and print. With recent key talent acquisitions and a management team poised to drive continued growth, Newsmax Media has established itself as a news service that has consistently gained new viewers and retained existing viewers. Newsmax Media reaches over 52 million viewers regularly through its several proprietary platforms and social media accounts. The Newsmax cable news network reaches approximately 21 million viewers, according to Nielsen. Newsmax also has an exclusive television audience as Nielsen reports that approximately five million viewers watched Newsmax but never tuned into Fox News, and over two million viewers watched Newsmax but never tuned into Fox, CNN or MSNBC. The Newsmax channel is carried by major cable and satellite distributors in the U.S., including, but not limited to, DirecTV, Dish, Comcast/Xfinity, Charter/Spectrum and Verizon. Further, Newsmax’s OTT streaming channel, Newsmax2, reaches an estimated 17 million Americans regularly through its distributors, which includes major streaming platforms such as Roku, Samsung, Vizio, Xumo and Pluto. A survey conducted by YouGov/The Economist found that Newsmax was among the most trusted news brands in cable television.
Unlike competitors, Newsmax Media has potential for growth in both linear and virtual MVPD platforms.
Linear TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance, thereby enhancing the value of the Newsmax channel and Newsmax Media. While the audience for paid MVPDs is shrinking, Newsmax as an upstart channel continues to witness paid distribution growth while still having the potential for adding more homes. In April 2024, one of the network’s major cable distributors added Newsmax into approximately five million additional customer homes, bringing the Newsmax channel’s distribution to over 50 million paid homes across the U.S.As other major cable competitors like CNN and Fox News see shrinking paid distribution footprints, Newsmax continues to grow while offering the potential for additional distribution growth.
Newsmax Media is a significant player in OTT streaming.
Newsmax Media was an early player in the emerging FAST channel platforms. Newsmax Media originally offered its main Newsmax channel to such platforms for free, in exchange for a share of advertising revenue. However, on November 1, 2023, as a result of the renewal of MVPD license agreements, the Newsmax channel was no longer available free to FAST channel platforms. Instead, Newsmax Media moved to replace the Newsmax channel with Newsmax2, a 24/7 news channel that provides news programming, documentaries and opinion programs. Also on November 1, 2023, Newsmax Media launched Newsmax+, its streaming service. Subscribers are offered annual subscriptions at $49.99 or monthly subscriptions at $4.99. The Newsmax+ service offers access to Newsmax, Newsmax2, program archives, news specials and documentaries.
Newsmax Media has an extensive digital presence, giving it an advantage over new television news competitors.
Newsmax Media began digital media operations in September of 1998. For 25 years, Newsmax Media has invested heavily in its digital infrastructure, including its popular website, opt-in email database, SMS and app push notifications, customer and subscriber databases, and more than 16 million social media followers. Newsmax Media has a regular digital reach of over 17 million Americans per month. Newsmax Media uses these digital platforms to successfully drive audiences to its linear cable channels consisting of Newsmax and World at War, its smartphone app, Newsmax2 and its streaming service Newsmax+. At the same time, Newsmax Media has used its large television and social media audiences to continue to grow its digital properties and, in turn, their databases. Few cable and TV channels have the ability to directly message with their audiences like Newsmax Media, giving Newsmax Media a TV-digital ecosystem that constantly generates viewers and visitors while growing company revenues through advertising and subscriptions.
Newsmax Media has a mixed revenue business model, reducing the impact of advertising declines, recession and other economic impacts.
While most competitors rely solely on cable license fees and advertising, Newsmax Media has a revenue model utilizing multiple streams of income. In addition to cable license fees and linear television advertising, Newsmax Media accrues revenues through OTT streaming advertising, subscriptions to its Newsmax+ service, subscriptions to its online and print publication, books published in print, audio and e-book formats, digital and web advertising, print advertising, podcasting and radio advertising revenue, and sales from its extensive line of nutraceuticals.
Clearly identified target demographic of subscribers with high disposable income and brand loyalty.
Newsmax Media has established itself as a leading cable network, with a consistent audience and subscribers with brand loyalty. With a target audience of viewers aged 45 and above, Newsmax Media’s content has resonated with this traditionally underserved audience. As Newsmax Media’s share of the cable news audience continues to grow, Newsmax Media has attracted an affluent audience with a higher than average household income, making Newsmax Media an attractive and valuable platform for advertisers.
Attractive financial profile with high revenue visibility and profitability and multiple levers for near-term growth.
Newsmax Media’s significant investments in the broadcasting segment has fueled strong revenue growth and created significant potential for growth across traditional and digital platforms both domestically and internationally. In addition to the continued growth in linear cable television advertising, Newsmax TV has multiple revenue streams that it expects to continue to mature over the next several years. Growth in OTT and diversification of Newsmax Media’s content services will allow Newsmax Media to generate revenue both as a premium subscription-based service and as a FAST service on OTT platforms. Opportunities for international distribution also present additional potential to monetize the Newsmax TV service.
Newsmax Media’s Goals and Strategies
Maintain and enhance leading position in news and other content production.
Newsmax Media has been a leader in digital news and with the continued growth of its television service, plans to continue to invest in talent acquisition and programming that we expect to raise the profile and visibility of Newsmax Media to a broader audience. With expanded content offerings, Newsmax Media plans to expand its reach and value to audiences through traditional platform and direct-to-consumer services.
Increase revenue growth through the continued delivery of premium content.
Newsmax Media will continue to focus on creating high-quality content delivered through diversified publishing platforms that offers value to its audience, advertisers and distribution partners. As a live linear content service, Newsmax Media seeks to offer a unique perspective and voice that resonates with audiences across those platforms and further develop a dedicated and loyal audience.
Expand television and digital distribution offerings, increasing complementary sources of revenues.
Newsmax Media’s key goals are to maximize its subscriber penetration on traditional cable platforms, growing its subscription base for Newsmax+, increasing audiences for its news channels, develop its footprint in international markets - all while creating additional revenue opportunities through advertising sales. Newsmax Media will also further develop its delivery strategies on emerging content and social platforms to increase interaction with its audience.
Newsmax Media’s Competition
Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; internet-delivered platforms such as live streaming, mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.
Newsmax Media’s primary competition comes from the cable networks FOX News, CNN, HLN, MSNBC and NewsNation. Newsmax Media also competes for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks. Newsmax Media also faces competition online from Foxnews.com, CNN.com, Politico.com, WashingtonExaminer.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com and The Wall Street Journal Online, among others.
Newsmax Media’s programming also competes for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Newsmax Media’s success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of our audience, the perceived quality of the network and the content, the brand appeal of the network, ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Newsmax Media’s networks and digital products also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, streaming services, pay-per-view and VOD services, online activities and other forms of news, information and media entertainment.
Governmental Regulation
Privacy and Information Regulation
The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s digital businesses. Federal and state laws and regulations affecting the Company’s online services, websites, and other business activities include: the Children’s Online Privacy

Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates, among other things, the distribution of unsolicited commercial emails, or “spam”; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure, and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations, and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”) which took effect on January 1, 2023. The CCPA imposes broad obligations on the collection, use, handling and disclosure of personal information of California residents. For example, subject to certain exceptions, the CCPA provides individual rights for Californians, including to access, delete, and to restrict the “sale” of personal information; the CPRA amendment added new privacy protections, including the right of California residents to correct inaccurate personal information that a business has about them, and the right to limit the use and disclosure of sensitive personal information collected about them. The CPRA amendment requires that a business’ collection, use, retention, and sharing of a consumer’s personal information be “reasonably necessary and proportionate to achieve the purposes for which the personal information was collected or processed, or for another disclosed purpose that is compatible with the context in which the personal information was collected, and not further processed in a manner that is incompatible with those purposes.
A number of privacy and data security bills that address the collection, maintenance and use of personal information, breach notification requirements and cybersecurity are pending or have been adopted at the state and federal level, which would impose additional obligations on businesses. In addition to California, other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Connecticut, Florida, Iowa, Indiana, Kentucky, Tennessee, Montana, New Hampshire, New Jersey, Oregon, Delaware, Utah, and Texas. In addition, the Federal Trade Commission and state attorneys general and other regulators have made privacy and data security an enforcement focus. Other federal and state laws and regulations also may be adopted that impact our digital services, including those relating to oversight of user-generated content.
Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, that apply to certain of the Company's operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation and UK General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Other countries, including Canada, Australia, China, and Mexico, also have enacted data protection legislation.
The Company monitors and considers these laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. These laws and regulations and their interpretation are subject to change, and could result in increased compliance costs, claims, financial penalties for noncompliance, changes to business practices, including with respect to tailored advertising, or otherwise impact the Company's businesses. Violations of these laws and regulations could result in significant monetary fines and other penalties, private litigation, require us to expend significant resources to defend, remedy and/or address, and harm our reputation, even if we are not ultimately responsible for the violation.
Intellectual Property
The Company's intellectual property assets include: copyrights in television programming and other publications, websites and technologies; trademarks, trade dress, service marks, logos, slogans, sound marks, design rights, symbols, characters, names, titles and trade names, domain names; trade secrets and know how; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the production, distribution and/or licensing of its television programming to domestic and international cable and satellite television services, video-on-demand services, operation of websites, and through the sale of products, such as collectible merchandise, apparel, books and publications, among others.
The Company devotes significant resources to protecting their intellectual property, relying upon a combination of copyright, trademark, unfair competition, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
Employees
As of March 31, 2025, the Company employed approximately 400 full-time employees. In the ordinary course of business and consistent with industry practice, the Company also employs freelance and temporary contract workers who provide important production and broadcast support services. The vast majority of the Company’s workforce is based in the United States. All of the Company’s employees are employed by Newsmax Media.
Key human capital initiatives include:
Recruitment and Diversity
The Company hires and promotes people based on their experience, ability and accomplishments without regard to race, gender, sexual orientation, age, religion or other personal identifiers. The Company seeks personnel with diverse talents from a broad spectrum of backgrounds, and support, encourage, and develop their colleagues to show innovation and leadership in their roles. The Company believes that diversity in views, experiences and backgrounds contributes to a strong internal culture and improves external programming. We believe such diversity enables us to be more reflective of the audiences we reach and enhances our ability to create news, sports, and entertainment programming that serves all viewers across the country. A diverse and inclusive workplace is not merely a strategy or business objective; it is fundamentally woven in the fabric of the Company. This commitment begins with our approach to talent recruitment across all of our disciplines and extends to the way we nurture our colleagues’ careers. The Company posts their respective job listings internally and externally because they believe this is one of the best tools to reach the widest pool of experienced candidates.
Employee Compensation and Benefits
The Company invests in their respective people through competitive pay and benefits, as well as flexibility and support to balance work and personal demands. Providing equal pay for equal work, without regard to gender or other protected characteristics, is imperative for the Company.
The Company also seeks to provide generous benefits that support their employees’ health, wellness, and financial stability through their benefit plans. Full-time employees of the Company are eligible for medical, dental, and vision insurance, with access to telemedicine and pharmacy benefits, and its freelance employees who work a minimum number of hours are eligible for a medical plan. Eligible employees may participate in flexible spending accounts, health savings accounts, and qualified transportation expense accounts. The Company also provides employees with a health advocate service, with experts who support employees and their eligible family members in navigating a wide range of health and insurance-related issues. Full-time employees of the Company are eligible to receive paid holidays, paid time off, and to participate in Newsmax Media’s matching 401(k) savings plan.
The Company believes offering its employees the tools necessary for a healthy work-life balance empowers them to thrive in our modern workforce. To that end, the Company’s policies allow eligible individuals the opportunity to work remotely in appropriate circumstances. All benefits provided to the Company’s employees are provided by Newsmax Media.
Workplace Civility and Unity
The Company is committed to fostering a working environment of trust for all employees, in which people do their best work. Harassment, discrimination, retaliation, and threats to health and safety all undermine our working environment of trust and make it harder for people to excel. Therefore, it is the Company’s policy to provide a safe work environment free from this or any other unlawful conduct.

Creating and maintaining an environment free of discrimination and harassment begins at the highest leadership level of the Company and is embedded throughout our policies and practices. Newsmax Media’s employee handbook creates our framework for addressing complaints and taking remedial measures as needed. Company employees are required to engage in interpersonal training programs that foster a strong, positive work environment.
Company Information
The principal executive offices of the Company are located at 750 Park of Commerce Drive, Suite 100, Boca Raton, Florida 33487, and its telephone number is (561) 686-1165.
Available Information
Our website can be found at Newsmax.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statement, our registration statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report or any other filing we make with the SEC. The filings are also available through the SEC’s website at www.sec.gov. Our Board of Directors (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charter for the Audit Committee of the Board may also be viewed on our website. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. The SEC requires that we identify risks that are specific to our business and our financial condition. You should carefully consider the following risk factors and the other information in this Annual Report before investing in our securities. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be materially adversely affected and you could lose all or part of your investment in our securities. In such case, the value of our securities could decline, and you may lose all or part of your investment.
Risks Related to Our Business, Operations and Our Industry
We have incurred losses in prior periods, may not be profitable in the future, and our plans to maintain and increase liquidity may not be successful.
Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may continue to incur operating losses in the future as we execute our growth strategy. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the television broadcasting and content publication industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability. In addition, we may be unable to successfully achieve or maintain our growth strategy and may need to raise additional capital to fund our future operations.
Changes in consumer behavior and evolving technologies and distribution platforms may adversely affect the Company’s business, financial condition and results of operations.
The ways in which consumers view content and technology and business models in the Company’s industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers’ options for reaching their target audiences. Consumer preferences have evolved towards digital services and other subscription services and there has been a substantial increase in the availability of programming with reduced advertising or without advertising at all. Examples include the convergence of television telecasts and digital delivery of programming to televisions and other devices, video-on-demand platforms, user-generated content sites, and simultaneous streaming of telecast content that allows viewers to consume content on demand and in remote locations while avoiding traditional advertisements or subscription payments. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable them to fast-forward or circumvent advertisements. Substantial use of these technologies could impact the attractiveness of Newsmax Media’s programming to advertisers and adversely affect our advertising revenues.
Changes in consumer behavior and technology have also had an adverse impact on traditional MVPDs that deliver Newsmax Media’s broadcast and cable networks to consumers. Consumers are increasingly turning to alternative offerings, including Subscription Video on Demand (“SVOD”) and Advertising Video on Demand (“AVOD”) services and mobile and social media platforms, which has contributed to industry-wide declines in subscribers to traditional MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over traditional MVPD subscriptions, Newsmax Media may experience a decline in viewership and ultimately demand for the programming on its traditional linear networks, which could lead to lower affiliate fee and advertising revenues. Changing distribution models may also negatively impact Newsmax Media’s ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on Newsmax Media’s business, financial condition or results of operations, including a decline in advertising revenues if one or more MVPDs declines to renew an affiliation agreement with Newsmax Media.
If Newsmax Media fails to protect and exploit the value of its content while responding to, and developing new technology and business models to take advantage of, technological developments and consumer preferences, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Declines in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.
Newsmax Media derives substantial revenues from the sale of advertising, and its ability to generate advertising revenues depends on a number of factors. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ spending priorities and the economy in general. In addition, pandemics, natural and other disasters, acts of terrorism, and political uncertainties or hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disrupted programming and services or reduced advertising spots due to pre-emptions.
Major events, such as the state, congressional and presidential elections cycles also may cause Newsmax Media’s advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on advertising and the competitive nature of the elections affecting viewers in markets featuring our programming. Moreover, regulatory or other third-party intervention impacting where and when advertisements may be placed may result in a decline in our advertising revenues.
Advertising expenditures may also be affected by changes in consumer behavior and evolving technologies and platforms. There is increasing competition for the leisure time of audiences and demand for Newsmax Media’s programming as measured by ratings points is a key factor in determining advertising rates. In addition, as described above, newer technologies and platforms are increasing the number of media and entertainment choices available to audiences. Some of these technologies and platforms allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements, which could negatively affect the attractiveness of the Company’s offerings to advertisers. The pricing and volume of advertising may also be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising more promptly, from traditional media, or toward newer ways of purchasing advertising, some or all of which may not be as beneficial to Newsmax Media as traditional advertising methods. Newsmax Media also generates advertising revenues through its OTT platforms.
The market for OTT advertising campaigns is relatively new and evolving and if this market develops slower or differently than we expect, it could adversely affect our advertising revenues.
A decrease in advertising expenditures, reduced demand for Newsmax Media’s programming could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on the Company’s business, financial condition or results of operations.
Advertising revenue is largely dependent on audience measurement, which can be difficult to measure.
Because advertising sales largely depend on audience measurement, they could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Although Nielsen’s statistical sampling method is the primary measurement methodology used for Newsmax Media’s linear television advertising sales, Newsmax Media measures and monetizes its digital platforms based on a combination of internal and third-party data. A consistent, broadly accepted measure of multiplatform audiences across the industry remains to be developed. Although we expect multiplatform measurement innovation and standards to benefit us as the video advertising market continues to evolve, we are still partially dependent on third parties to provide these solutions.
Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.
Historically, our advertising revenues have been subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential election cycles. We have experienced relatively higher revenues and cash flow during years when congressional and presidential elections are held, with relatively lower revenues and cash flow in the years between these events, when interest in national political news is lower. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a material impact on our revenue, cash flow and operating results from period to period.

Because Newsmax Media derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.
Newsmax Media depends on affiliation and distribution arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs’ basic programming tiers could reduce the distribution of Newsmax Media’s owned and operated television stations and broadcast and cable networks, which could adversely affect Newsmax Media’s revenue estimates from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact Newsmax Media’s revenue estimates from affiliate fees. These risks are exacerbated by consolidation among traditional MVPDs, their increased vertical integration into the cable or broadcast network business and their use of alternative technologies to offer their subscribers access to local broadcast network programming, which have provided traditional MVPDs with greater negotiating leverage. In addition, if Newsmax Media and an MVPD reach an impasse in contract renewal negotiations, Newsmax Media’s networks and owned and operated television stations could become unavailable to the MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the MVPD, could have a negative impact on Newsmax Media’s revenues from affiliate fees and advertising.
Newsmax Media also depends on the maintenance of affiliation agreements and license agreements with third party-owned television stations to distribute the Newsmax TV. Consolidation among television station group owners could increase their negotiating leverage and reduce the number of available distribution partners. There can be no assurance that these affiliation and license agreements will be renewed in the future on terms favorable to Newsmax Media. The inability to enter into affiliation or licensing arrangements with third-party owned television stations on favorable terms could reduce distribution of Newsmax TV and the inability to enter into such affiliation or licensing arrangements for Newsmax TV on favorable terms could adversely affect Newsmax Media’s affiliate fee revenues and its ability to sell national advertising time.
In addition, Newsmax Media has arrangements through which it makes its content available for viewing through third-party online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company’s revenues and operating results.
Changes to Newsmax Media’s existing content and services could fail to attract traffic, viewers and advertisers or fail to generate revenue.
Newsmax Media may introduce significant changes to our existing content. The success of our new content depends substantially on consumer tastes and preferences that change in often unpredictable ways. If this new content fails to engage traffic and advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to traffic and advertisers. In the future, we may invest in new content, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If Newsmax Media’s strategic initiatives do not enhance our ability to monetize our existing content or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.
Newsmax Media’s businesses operate in a highly competitive industry.
Newsmax Media competes with other companies for high-quality content to reach large audiences and to generate advertising revenue. Newsmax Media also competes for distribution on MVPDs and other third-party digital platforms. Newsmax Media’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. Competition for audiences and/or advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; Internet-delivered platforms such as live streaming, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with Newsmax Media’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty. Entering into or renewing contracts for programming rights or acquiring additional rights may result in increased costs to Newsmax Media. There can be no assurance that revenue from acquired rights contracts will exceed Newsmax Media’s costs for the rights, as well as the other costs of producing and distributing the programming. Furthermore, there can be no assurance that Newsmax Media will be able to compete successfully in the future against existing or potential competitors or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.
In addition, with respect to our digital offerings, competition for traffic and engagement with our content, products and services is intense. Newsmax Media competes against many companies to attract and engage traffic, including companies that have greater financial resources and larger user bases, and companies that offer a variety of Internet and mobile device-based content, products and services. As a result, Newsmax Media’s competitors may acquire and engage traffic at the expense of the growth or engagement of our traffic, which would negatively affect Newsmax Media’s business. Newsmax Media believes that its ability to compete effectively for traffic depends upon many factors both within and beyond its control, including, but not limited to:
•the popularity, usefulness and reliability of Newsmax Media’s content compared to that of its competitors;
•the timing and market acceptance of Newsmax Media’s content;
•the continued expansion and adoption of Newsmax Media’s content;
•Newsmax Media’s ability, and the ability of its competitors, to develop new content and enhancements to existing content and to attract, develop and retain talent;
•the frequency, relative prominence and appeal of the advertising displayed by Newsmax Media or its competitors;
•public perceptions about the predominance of certain political viewpoints on our platform, regardless of whether those perceptions are accurate;
•changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation, including settlements and consent decrees, some of which may have a disproportionate impact on us;
•the costs of developing and procuring new content, relative to those of its competitors;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•Newsmax Media’s reputation and brand strength relative to its competitors.
Newsmax Media also faces significant competition for advertiser spending. Newsmax Media competes against online and mobile businesses and traditional media outlets, such as television, radio and print, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings than us and leverage their relationships based on other products or services to gain additional share of advertising budgets. Newsmax Media will need to continue to innovate and improve the monetization capabilities of its websites and mobile products in order to remain competitive. Newsmax Media believes that its ability to compete effectively for advertiser spend depends upon many factors both within and beyond its control, including, but not limited to:
•the size and composition of its user base relative to those of its competitors;
•Newsmax Media’s ad targeting capabilities, and those of its competitors;
•Newsmax Media’s ability, and the ability of its competitors, to adapt its model to the increasing power and significance of influencers to the advertising community;
•the timing and market acceptance of its advertising content and advertising products, and those of its competitors;

•Newsmax Media’s marketing and selling efforts, and those of its competitors;
•public perceptions about the predominance of certain political viewpoints on our platform, regardless of whether those perceptions are accurate;
•the pricing for its advertising products and services relative to those of its competitors;
•the return our advertisers receive from our advertising products and services, and those of our competitors; and
•Newsmax Media’s reputation and the strength of its brand relative to its competitors.
The levels of our traffic and engagement with our brands and content are critical to Newsmax Media’ success.
If Newsmax Media fails to increase its traffic, or if traffic engagement or ad engagement declines, its revenue, business and operating results may be harmed. Newsmax Media’s financial performance has been and will continue to be significantly determined by its success in increasing traffic and the overall level of engagement with its content as well as increasing the number and quality of ad engagements. Newsmax Media anticipates that its traffic growth rate will slow over time as the level of our traffic increases. To the extent our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of ad engagement on Newsmax Media. If people do not perceive our content to be useful, reliable and entertaining, Newsmax Media may not be able to attract traffic or increase the frequency of engagement on its websites and applications and the ads that it displays. There is no guarantee that Newsmax Media will not experience a similar erosion of its engagement levels as its traffic growth rate slows.
The inability to renew programming rights on sufficiently favorable terms, or at all, could cause Newsmax Media’s advertising and affiliate fee revenues to decline significantly in any given period or in specific markets.
Newsmax Media enters into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights and for the distribution of its programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. In addition, competition for popular programming rights that are licensed from third parties is intense, and the licenses have varying duration and renewal terms. As these contracts expire, Newsmax Media may seek renewals on favorable terms; however, third parties may outbid Newsmax Media for the rights contracts. The loss of rights or renewal on less favorable terms could impact the quality or quantity of Newsmax Media’s programs and could adversely affect Newsmax Media’s advertising and affiliate fee revenues. Upon renewal, Newsmax Media’s results could be adversely affected if escalations in programming rights costs are unmatched by increases in advertising and affiliate fee revenues. In addition, if Newsmax Media does not obtain exclusive rights to the programming it distributes, it could negatively impact Newsmax Media’s advertising and affiliate fee revenues.
Acceptance of Newsmax Media’s content by the public is difficult to predict, which could lead to fluctuations in revenues.
Revenues derived from the distribution of television content depends primarily upon its acceptance by the public, which is difficult to predict. Low public acceptance of Newsmax Media’s content will adversely affect Newsmax Media’s results of operations. The commercial success of our programming also depends upon the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, Newsmax Media must often invest substantial amounts in programming before they learn the extent to which the content will earn consumer acceptance. Competition for popular content is intense, and Newsmax Media may need to increase the price it pays for popular content rights. Newsmax Media’s failure to obtain or retain rights to popular content, or a decline in the ratings or popularity of Newsmax Media’s news television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues
Damage to our brand or reputation could have a material adverse effect on our business, financial condition and results of operations.
The Company’s brands, particularly the Newsmax Media brand, are among its most valuable assets. Newsmax Media believes that its brand image, awareness and reputation strengthen its relationship with consumers and contribute significantly to the success of its business. Maintaining, further enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events; however, these investments may not be successful. Newsmax Media may introduce new programming that is not popular with its consumers and advertisers, which may negatively affect its brands. To the extent its content, in particular its live news programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Governmental scrutiny and fines and significant negative claims or publicity regarding Newsmax Media or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, may damage Newsmax Media’s reputation and brands, even if such claims are untrue. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If Newsmax Media is not successful in maintaining or enhancing the image or awareness of its brands, or if its reputation is harmed for any reason, it could have a material adverse effect on its business, financial condition and results of operations.
The Company’s strategic investments in new businesses, products, services and technologies presents many risks, and the Company may not realize the financial and strategic goals it had contemplated, which could adversely affect its business, financial condition and results of operations.
The Company has invested in, and expects to continue investing in, new businesses, products, services and technologies that complement, enhance or expand its current businesses or otherwise offer it growth opportunities. Such strategic investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with the investment; a failure of the investment to perform as expected, meet financial projections or achieve strategic goals; unidentified issues not discovered in its due diligence that could cause the Company not to realize anticipated benefits or to incur unanticipated liabilities; the diversion of management attention from current operations; and compliance with new regulatory regimes. Because investments are inherently risky and their anticipated benefits or value may not materialize, the Company’s investments may adversely affect its business, financial condition and results of operations.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a distributor of content, Newsmax Media may face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that its acquires, produces, licenses and/or distributes. Newsmax Media may also face potential liability for content used in promoting its service, including marketing materials. Newsmax Media devotes significant resources toward the development, production, marketing and distribution of original programming. Newsmax Media believes that original and exclusive programming can help differentiate its service from other offerings, enhance its brand and otherwise attract and retain members. To the extent Newsmax Media’s programming does not meet its expectations, in particular, in terms of costs, viewing and popularity, Newsmax Media’s business, including the brand and results of operations may be adversely impacted. Further, negotiations or renewals related to the entertainment industry collective bargaining agreements have, and in the future, could negatively impact timing and costs associated with our productions. Newsmax Media contracts with third parties related to the development, production, marketing and distribution of our original programming. Newsmax Media may face potential liability or may suffer significant losses in connection with these arrangements, including, but not limited to, if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent Newsmax Media creates and sells physical or digital merchandise relating to its programming, and/or license such rights to third parties, Newsmax Media could become subject to product liability, intellectual property or other claims related to such merchandise. Newsmax Media may decide to remove content from its service, not to place licensed or produced content on its service or discontinue or alter production of original content if Newsmax Media believes such content might not be well received by its viewers, is prohibited by law, or could be damaging to its brand or business.
To the extent Newsmax Media does not accurately anticipate costs or mitigate risks, including for content that it obtains but ultimately does not appear on or is removed from its service, or if Newsmax Media becomes liable for content it acquires, produces, licenses and/or distributes, its business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm the results of the Company’s operations. The Company may not be indemnified against claims or costs of these types and the Company may not have insurance coverage for these types of claims.

Newsmax Media’s future growth depends in part on the acceptance and growth of OTT advertising and OTT advertising platforms.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio, and print, and to advertising through digital and social media platforms. While Newsmax TV generates revenues from linear TV and distribution fees paid by MVPDs, a core segment of Newsmax Media’s business is OTT advertising. As such, the future growth of Newsmax Media’s business depends in part on the growth of OTT advertising and on advertisers increasing their spend on advertising on its network. Although traditional TV advertisers have showed growing interest in OTT advertising, Newsmax Media cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if the Company’s customers no longer stream TV or significantly reduce the amount of TV they stream. If advertisers or their agency relationships do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than Newsmax Media expects, which could adversely impact its operating results and materially impact a core segment of its business.
If the rate of decline in the number of subscribers to traditional MVPD services increases or these subscribers shift to other services or bundles that do not include Newsmax TV, there may be a material negative effect on Newsmax Media’s affiliation revenues once established.
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining, and the rate of decline has increased in recent periods. If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include Newsmax Media’s programming networks, such a shift may have a material negative effect on Newsmax Media’s revenues.
The Company’s success depends on its ability to improve and scale its technical and data infrastructure and respond and adapt to changes in technology and consumer behavior.
The Company’s ability to attract and retain its users is dependent upon the reliable performance and increasing capabilities of its products and its underlying technical and data infrastructure. As the Company invests in its array of products and its digital business grows in size, scope and complexity, the Company must continue to invest in maintaining, integrating, improving and scaling its technical infrastructure. The Company’s failure to do so effectively, or any significant disruption in its service, could damage the Company’s reputation, result in a potential loss or ineffective monetization of users, and adversely affect its financial results.
Newsmax Media relies on a number of partners to make its service available on their devices.
Newsmax Media currently offers viewers the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. Newsmax Media has agreements with various cable, satellite, and telecommunications operators to make its service available through the TV set-top boxes of these service providers, some of which may compete directly with Newsmax Media or have investments in competing streaming content providers. In many instances, Newsmax Media’s agreements also include provisions by which the partner bills consumers directly for the Newsmax service or otherwise offers services or products in connection with offering its service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, Newsmax Media’s service may be adversely impacted. Newsmax Media intends to continue to broaden its relationships with existing partners and to increase its capability to stream its channels to other platforms and partners over time. If Newsmax Media is not successful in maintaining existing and creating new relationships, or if the Company encounters technological, content licensing, regulatory, business or other impediments to delivering its streaming content to its members via these devices, Newsmax Media’s ability to retain viewers and grow its business could be adversely impacted.
Newsmax Media’s business could be adversely affected if, upon expiration of agreements between Newsmax Media and its partners, a number of its partners do not continue to provide access to its service or are unwilling to do so on terms acceptable to Newsmax Media, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities and while these entities should be responsible for the devices’ performance, the connection between these devices and our service may nonetheless result in consumer dissatisfaction toward us and such dissatisfaction could result in claims against Newsmax Media or otherwise adversely impact Newsmax Media’s business. In addition, technology changes to Newsmax Media’s streaming functionality may require that partners update their devices, or may lead Newsmax Media to stop supporting the delivery of Newsmax Media’s service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, Newsmax Media’s service and viewers’ use and enjoyment could be negatively impacted.
Newsmax Media’s traffic growth, engagement, and monetization depend in part upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that it does not control.
Newsmax Media makes its content available across a variety of operating systems and through websites. Newsmax Media is dependent on the compatibility of its content with popular devices, streaming tools, desktop and mobile operating systems, connected TV systems, and web browsers that it does not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of its content or give preferential treatment to competitive content could adversely affect usage of its content.
A significant portion of Newsmax Media’s traffic accesses Newsmax Media’s content and services through mobile devices and, as a result, Newsmax Media’s ability to grow traffic, engagement and advertising revenue is increasingly dependent on its ability to generate revenue from content viewed and engaged with on mobile devices. A key element of its strategy is focusing on mobile devices and connected TV app, and Newsmax Media expects to continue to devote significant resources to the creation and support of developing new and innovative mobile and connected TV products, services and app. Newsmax Media is dependent on the interoperability of its content and its app with popular mobile operating systems, streaming tools, networks and standards that Newsmax Media does not control, such as the Android and iOS operating systems. Newsmax Media may not be successful in maintaining or developing relationships with key participants in the mobile and connected TV industries or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in its relationships with mobile operating system partners, handset and connected TV manufacturers, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute our content, impair access to our content by blocking access through mobile devices, make it difficult to readily discover, install, update or access Newsmax Media’s content and app on mobile devices and connected TVs, give preferential treatment to competitive, or their own, content or app, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or app could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which Newsmax Media develops its product expands, it will result in an increase in its operating expenses. In the event that it is more difficult to access its content or use its app and services, particularly on mobile devices and connected TVs, or if its traffic chooses not to access its content or use its app on their mobile devices and connected TVs or chooses to use mobile products or connected TVs that do not offer access to our content or its app, or if the preferences of its traffic require Newsmax Media to increase the number of platforms on which its products are made available to its traffic, Newsmax Media’s traffic growth, engagement, ad targeting and monetization could be harmed and its business and operating results could be adversely affected.
New technologies have been developed that are able to block certain online advertisements or impair Newsmax Media’s ability to serve advertising, which could harm its operating results.
New technologies have been developed that could block or obscure the display of or targeting of Newsmax Media’s content. Additionally, some providers of consumer mobile devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. An increase in the use of such new technologies could result in our inability to generate additional income from advertisements, which could harm our financial and operating results.
A financial crisis or deterioration in general economic, business or industry conditions could materially adversely affect our results of operations and financial condition.
Concerns over global economic conditions, instability in the banking sector, stock market volatility, energy costs, geopolitical issues, inflation and U.S. Federal Reserve interest rate increases in response, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political and sociopolitical uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business. There was uncertainty during 2023 with potential economic downturns or recessions in parts of the United States and globally, which continued into 2024 with global conflicts such as the Russia-Ukraine and Israel-Hamas wars. Due to uncertainty in inflation, we may continue to see global, industry-wide supply chain disruptions and widespread shortages of labor, materials and services. We will also continue to monitor the impacts of inflation and commodity price volatility and the effects on our business, including to our customers and our partners.
The Company’s ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.
If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations may be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
The loss of key personnel, including talent, could disrupt the management or operations of the Company’s business and adversely affect its revenues.
The Company’s business depends upon the continued efforts, abilities and expertise of its Chief Executive Officer, Christopher Ruddy, and other key employees and news personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute successfully its business strategy. Additionally, the Company employs or independently contracts with several news personalities with significant, loyal audiences. News personalities are sometimes significantly responsible for the ranking of programming on a television station or cable network and, therefore, a significant influence on the ability of the station or network to sell advertising. The Company’s broadcast television channel delivers programming with highly regarded on-air talent who are important to attracting and retaining audiences for the distributed news content. There can be no assurance that these news personalities will remain with us or retain their current appeal, or that the costs associated with retaining this and new talent will be favorable or acceptable to us. If the Company fails to retain or attract these personalities and talent or they lose their current audiences or advertising partners, the Company’s business, financial condition and results of operations could be adversely affected.
The Company could suffer losses due to asset impairment charges for up-front costs related to programming.
The Company performs an annual impairment assessment of its recorded up-front costs. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, programming rights, investments or long-lived assets could result in a non-cash impairment charge. Any such charge could be material to the Company’s reported net earnings.
Adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could adversely affect the financial performance of those portions of the Company’s nutraceuticals business, Medix Health.
Purchasing decisions made by consumers of our nutraceuticals may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the risks, efficacy, legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve Medix Health. Medix Health is highly dependent upon consumers’ perception of the safety and quality of products that contain Medix Health’s ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported.

Publicity related to dietary supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The nutraceuticals industry is highly competitive, and Medix Health’s failure to compete effectively could adversely affect its market share, financial condition, and future growth.
The industry of nutraceutical and wellness-related supplements and products we produce is highly competitive with respect to price, brand and product recognition and new product introductions. Several of Medix Health’s competitors are larger, more established and possess greater financial, personnel, distribution and other resources. Medix Health faces competition from large nationally known manufacturers, private label brands and many smaller manufacturers of dietary and nutrition supplements; and in the mass-market distribution channel from manufacturers, major private label manufacturers and others. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands. As such, the growth of Medix Health’s current and planned products within the nutraceutical industry are highly competitive and uncertain. If Medix Health cannot compete effectively, Medix Health may not be profitable.
Any interruption to Medix Health’s distribution channels for its planned products or in its warehousing facilities could adversely affect its sales and results of operations.
Any interruption to Medix Health’s distribution channels for Medix Health’s products for any reason, such as disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, could adversely affect Medix Health’s sales and results of operations. Additionally, if there is any unexpected interruption to our warehousing facilities, for any reason, such as loss of certifications or licenses, as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, electrical outages, or other events, it could result in significant reductions to our sales and margins and could have a material adverse effect on our business, financial condition or results of operations.
The purchase of many of Medix Health’s nutraceutical products are discretionary and may be negatively impacted by adverse trends in the general economy and make it more difficult for Medix Health to generate revenues.
Medix Health’s business is affected by general economic conditions since Medix Health’s current and planned products are discretionary and Medix Health depends, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on Medix Health’s current and planned products may be adversely affected by changes in general economic conditions. Medix Health’s operating results are impacted by the health of the North American economies. Medix Health’s business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility or recession. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.
The Company’s nutraceuticals business, Medix Health, is subject to inherent risks relating to product liability and personal injury claims, its quality control processes may fail to detect issues in the ingredients used in its products and the Company’s product liability insurance may be insufficient to cover possible claims against us which would adversely affect Medix Health’s operating results.
Medix Health sells nutraceuticals for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of Medix Health’s products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. While Medix Health is covered by product liability insurance, the costs relating to any product liability claims could be substantial, and its insurance may not be sufficient to cover all losses related to any product liability claims. From time to time, we or Medix Health’s customers may withdraw or recall products in the event of contamination, product defects, or perceived quality problems. If Medix Health’s customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

Newsmax Inc.’s principal asset is its ownership interest in Newsmax Media and the revenue generated by such asset may not be sufficient to pay our expenses or dividends or make distributions or loans to enable us to pay dividends on our capital stock.
Newsmax Inc. has no direct operations and no significant assets other than its ownership of Newsmax Media. We depend on Newsmax Media for payments to generate the funds necessary to meet our financial obligations. We depend on Newsmax Media to pay our expenses as a publicly traded company and to pay any dividends with respect to our capital stock. The financial condition and operating requirements of Newsmax Media may limit our ability to obtain cash from Newsmax Media. The earnings from, or other available assets of, Newsmax Media might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our capital stock or satisfy our other financial obligations.
We invest our cash on hand in various financial instruments which are subject to risks that could adversely affect our business, results of operations, liquidity and financial condition.
We invest our cash in a variety of financial instruments, principally government bonds, corporate debt securities, certificates of deposit and other marketable securities. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have an adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Cybersecurity, Piracy, Privacy and Data Protection
The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.
Cloud services, content delivery and other networks, information systems and other technologies that the Company or its vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to the Company’s business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. While the Company continues to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service or sabotage systems change frequently and become more sophisticated and targeted. In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. The Company’s high profile programming and their extensive news coverage of elections, sociopolitical events and public controversies subject the Company to heightened cybersecurity risks. Although no cybersecurity incident has been material to the Company’s businesses as of the date of this Annual Report, we expect to continue to be subject to cybersecurity threats and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents which result in the unauthorized access to or acquisition, use, or disclosure of personal information could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and we may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate them for any losses that may occur, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect their intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult, and the steps taken by the Company may not in every case prevent infringement. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of their products and services.
The Company takes a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations, but the protection of the Company’s intellectual property rights depends on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect their intellectual property rights across other jurisdictions. The Company’s efforts to enforce their rights and protect their products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.
The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
The Company is subject to U.S. federal and state laws, as well as laws from other countries, relating to the collection, use, disclosure, and security of personal information. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, imposes broad obligations on businesses’ collection, use, handling, and disclosure of personal information of California residents and imposes fines for noncompliance. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts.  In addition to California, other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Connecticut, Florida, Iowa, Indiana, Kentucky, Tennessee, Montana, New Hampshire, New Jersey, Oregon, Delaware, Utah, and Texas. We cannot yet determine the impact that these future laws and regulations may have on our business. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus.
The European Union and other countries also have privacy and data security legislation, with significant penalties for violations, that apply to certain of the Company’s operations. The EU’s General Data Protection Regulation (the “GDPR”) prohibits the transfer of personal data to countries outside of the European Economic Area (the “EEA”) such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to other countries, including the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection and security laws remains. Such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data across national borders could result in further limitations on the ability to engage in cross-border data transfers, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support such transfers. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, health data, or other personal data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties of up to the greater of €20 million or 4% of annual global turnover (revenue).
Further, following the withdrawal of the UK from the EU and the expiry of the transition period, from January 1, 2021, we must comply with the GDPR as implemented in the UK, which together with the amended United Kingdom Data

Protection Act 2018 (together, the “UK GDPR”), retains in large part the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., the Company could be fined up to the greater of €20 million/17.5 million pounds or 4% of global turnover under each regime. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium- to longer-term following the UK government’s recent consultation on proposals for wide-ranging reform to the UK GDPR, and how data transfers to and from the UK will be regulated in the long term after expiry of the EU-UK adequacy decision in June 2025. These changes may lead to additional compliance costs and could increase the Company’s overall risk exposure.
Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively and damage our reputation.
The Company’s systems store and process confidential subscriber, employee and other sensitive personal and Company data, and therefore maintaining the Company’s network security is of critical importance. In addition, the Company relies on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations.
The Company regularly faces attempts by malicious actors to breach its security and compromise its information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service or exfiltrate data. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. The Company and the third parties with which it works with may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote working. As of the date of this Annual Report, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
In addition, the Company’s systems, and those of the third parties with which it works with and on which it relies, may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics (such as COVID-19); or other similar events.
The Company has implemented controls and taken other preventative measures designed to strengthen its systems against such incidents and attacks, including measures designed to reduce the impact of a security breach at the Company’s third-party vendors. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.
There can also be no assurance that the actions, measures and controls the Company has implemented will be effective against future attacks or be sufficient to prevent a future security breach or other disruption to its network or information systems, or those of its third-party providers, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services, improper disclosure of personal data or confidential information, or theft or misuse of our intellectual property, all of which could harm its reputation, require us to expend resources to remedy such a security breach or defend against further attacks, divert management’s attention and resources or subject us to liability under laws that protect personal data, or otherwise adversely affect our business. While the Company maintains cyber risk insurance, the costs relating to any data breach could be substantial, and its insurance may not be sufficient to cover all losses related to any future breaches of its systems, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
The Company is subject to payment processing risk.
The Company accepts payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit. The Company relies on third parties’ systems as well as its own internal systems to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules, regulations and industry standards. To the extent that there are disruptions in its or third-party payment processing systems, errors in charges made to subscribers, material changes in the payment ecosystem such as large re-issuances of payment cards by credit card issuers, and/or changes to rules, regulations or industry standards concerning payment processing, we could experience increased costs and/or be subject to fines and/or civil liability, which could harm our reputation and adversely impact the Company’s revenue, operating expenses and results of operations.
In addition, the Company has experienced, and from time to time may continue to experience, fraudulent use of payment methods for subscriptions to its digital products. If the Company is unable to adequately control and manage this practice, it could result in inaccurately inflated subscription figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm its reputation. If the Company is unable to maintain its fraud and chargeback rate at acceptable levels, its card approval rate may be impacted and card networks could impose fines and additional card authentication requirements, or terminate its ability to process payments which would impact its business and results of operations as well as result in negative consumer perceptions of the Company’s brand. The Company has taken measures to detect and reduce fraud but these measures may not be effective and may need to be continually improved as fraudulent schemes become more sophisticated. These measures may add friction to its subscription processes, which could adversely affect our ability to add new subscribers.
The termination of the Company’s ability to accept payments on any major payment method would significantly impair its ability to operate its business, including its ability to add and retain subscribers and collect subscription and advertising revenues, and would adversely affect the results of its operations.
Defects, delays or interruptions in the cloud-based hosting services we utilize could adversely affect the Company’s reputation and operating results.
The Company currently utilizes third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of its computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to its subscribers and advertisers and/or the Company’s critical business functions, notwithstanding any business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult to implement and cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if the Company requires more computing or storage capacity as a result of subscriber growth or otherwise, its costs could increase disproportionately.
Risks Related to Legal and Regulatory Matters
Changes in U.S. communications laws or other regulations, including restrictions on programming and content, may have an adverse effect on the Company’s business, financial condition and results of operations.
The Company is subject to a variety of regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection.  Further, the United States Congress, the Federal Communications Commission and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition and results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new federal or state laws or regulations or changes in interpretations of federal or state law or in regulations imposed by the U.S. government could require changes in the operations or ownership of our business and have a material adverse effect on our business, financial condition or results of operations.
The Company could be subject to significant tax liabilities and our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
The Company is subject to taxation in U.S. federal, state and local jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered) could affect the

Company’s results of operations. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.
Tax returns are routinely audited, tax-related litigation or settlements may occur, and certain jurisdictions may assess income tax liabilities against the Company. The final outcomes of tax audits, investigations, and any related litigation could result in materially different tax recognition from our historical tax provisions and accruals. These outcomes could conflict with private letter rulings, opinions of counsel or other interpretations provided to the Company. If these matters are adversely resolved, the Company may be required to recognize additional charges to its tax provisions and pay significant additional amounts with respect to current or prior periods or our taxes in the future could increase, which could have a material adverse effect on our financial condition or results of operations.
As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $156 million, which may be utilized by us subject to certain limitations. If the NOLs are not utilized, the federal NOL carryforwards will expire in various amounts beginning in 2031. In 2006, the Company had a more than 50% ownership change and, therefore, is subject to Section 382 NOL limitation of the Internal Revenue Code of 1986, as amended (“IRC” or “Internal Revenue Code”). IRC Section 382 limits the Company’s utilization of its NOL to an annual amount after a more than 50% ownership change. It is anticipated that all NOLs subject to the IRC Section 382 limitations will be available to be utilized in future years.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to of set future taxable income.
Our ability to use tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change,” as discussed below. Under the IRC, and regulations promulgated by the U.S. Treasury Department, we may carry forward or otherwise utilize the tax attributes in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the tax attributes do not otherwise become limited, we believe that we will have available a significant amount of tax attributes in future years, and therefore the tax attributes could be a substantial asset to us. However, if we experience an “ownership change,” as defined in Section 382 of the IRC, our ability to use the tax attributes may be substantially limited, and the timing of the usage of the tax attributes could be substantially delayed, which could therefore significantly impair the value of that asset.
Newsmax Media and its other Subsidiaries may be, and in the past have been, subject to unfavorable litigation that could require it to pay significant amounts, lead to onerous operating procedures or have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Newsmax Media is subject, from time to time, to a number of lawsuits, including claims relating to competition, intellectual property rights, alleged libel or defamation, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Greater constraints on the use of arbitration to resolve certain of these disputes could adversely affect our business. The Company also spends substantial resources complying with various regulatory and government standards, including any related investigations and litigation. The Company may incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely impact its businesses, results of operations or financial condition.
For example, on August 10, 2021, Dominion Voting Systems Corporation, Inc. or certain of its affiliates (collectively, “Dominion”), an election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation in connection with Newsmax Media’s coverage of the 2020 Presidential election, seeking up to $1.6 billion in compensatory damages as well as punitive damages.
While Newsmax Media is vigorously defending the Dominion suit, an unfavorable outcome in the matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
In addition, on November 3, 2021, Smartmatic, another election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation, seeking compensatory, consequential and punitive damages to be determined at trial. Newsmax Media reached a settlement agreement with Smartmatic on September 26, 2024, pursuant to which all claims will be released by Smartmatic for consideration, including a cash amount of $40 million payable over time and the issuance of a five year cash exercise warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. As of December 31, 2024, the Company has made payments under the settlement agreement totaling $20 million. Payment of the remaining balance will be made in installments of $10 million with one payment made on March 28, 2025 and another to be paid by June 30, 2025. The payments will be made from the Company’s existing cash on hand.

Management believes the settlement with Smartmatic will, subject to the payment of all consideration in a timely manner, eliminate future legal expenses the Company would have expected to bear related to this suit, which could have included costly appellate legal actions and other matters.

Additionally, in 2023, a counterparty to a commercial agreement with Newsmax asserted various legal contractual and non-contractual claims against Newsmax, including breach of contract claims and claims that Newsmax violated certain federal and state laws. In March 2023, Newsmax and the counterparty entered into a settlement agreement to resolve these claims prior to the commencement of any litigation against Newsmax. In addition, the parties also entered into an amendment to their commercial agreement. As of March 31, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of $34.0 million remaining to be paid over time.
Failures to comply with or changes in U.S. or foreign laws or regulations may have an adverse effect on the Company’s business, financial condition or results of operations.
The Company is subject to a variety of laws and regulations, both in the U.S. and/or in the foreign jurisdictions in which the Company, the Company and/or its partners operate, including laws and regulations relating to intellectual property, content regulation, user privacy, data protection, anti-corruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, export and market access restrictions, and exceptions to and limitations on copyright and censorship, among others.
The television broadcasting and cable programming industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies.
The Company’s businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in interpretations of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. The Company could be required to change or limit certain of business practices, which could impact its ability to generate revenues. The Company could also incur substantial costs to comply with new and existing laws and regulations, or substantial fines and penalties or other liabilities if the Company fails to comply with such laws and regulations.
Risks Related to Intellectual Property
The Company’s business may suffer if the Company cannot protect its intellectual property.
The Company’s business depends on its intellectual property, including its valuable brand, content, services and internally developed technology. The Company believes the protection and monetization of its proprietary trademarks and other intellectual property are critical to its continued success and its competitive position. Unauthorized parties have unlawfully misappropriated the Company’s brand, content, services, technology and other intellectual property or may attempt to do so, and the measures the Company has taken to protect and enforce its proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
The Internet, combined with advancements in technology, has made unauthorized copying and wide dissemination of unlicensed content easier, including by anonymous foreign actors. At the same time, enforcement of our intellectual property rights has become more challenging. As the Company’s business and the presence and impact of bad actors become more global in scope, the Company may not be able to protect its proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which the Company’s products and services are distributed or made available through the Internet.
If the Company is unable to protect and enforce its intellectual property rights, the Company may not succeed in realizing the full value of its assets, and its business, brand and profitability may suffer. In addition, if the Company is required to resort to litigation in the United States or elsewhere to enforce its intellectual property rights, such litigation may be costly and time consuming.

The Company has been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect its business.
The Company periodically receives claims from third parties alleging violations of their intellectual property rights. To the extent the Company gains greater public recognition and scale worldwide, and publishes more content on its own platforms and third-party platforms (like social media), the likelihood of receiving claims of infringement may rise. Defending against intellectual property infringement claims against us can be time-consuming, expensive to litigate or settle and a diversion of management attention. In addition, litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and the Company may not be successful in defending itself in such matters.
If successful, third-party intellectual property infringement claims may require the Company to enter into royalty or licensing agreements on unfavorable terms, use more costly alternative technology, alter how it presents its content to its users, alter certain of its operations and/or otherwise incur substantial monetary liability. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
The Company’s business involves risks of liability claims for content of material, which could adversely affect its business, results of operations and financial condition.
As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.
Risks Related to our Securities
Investing in the our securities is a highly speculative investment and could result in the loss of your entire investment.
An investment in our securities is significantly speculative and involves significant risks. Our securities should not be purchased by any person who cannot afford the loss of his, her or its entire purchase price. The business objectives of Newsmax Inc. are also speculative, and Newsmax Inc. may be unable to satisfy its objectives. As such, each prospective investor in the Company’s securities should read these risk factors carefully and consult with their attorney, business advisor and/or investment advisor before investing in the Company’s securities.
No active trading market for the Shares currently exists, and an active trading market may not develop.
Prior to the Company's initial public offering, there was no active trading market for our Class B Common Stock. If an active trading market for our Class B Common Stock does not develop following the initial public offering, you may not be able to sell your Class B Common Stock quickly or at the market price. Our ability to raise capital to continue to fund operations by selling the Class B Common Stock and our ability to acquire other companies or technologies by using Class B Common Stock as consideration may also be impaired.
Future sales and issuances of our securities could result in dilution of the percentage ownership of our stockholders.
In order to expand its business, Newsmax Inc. may raise funds again in the future, either by offerings of securities or through borrowing from banks or other sources. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets.
There is no guarantee you will have a positive return on your investment.
There can be no assurance that investors in our securities will realize a return on investment or that investors will not lose their entire investment. For this reason, each investor should read this Annual Report together with all other filings the Company makes with the SEC including all exhibits thereto carefully and should consult with their own attorney and business/tax advisor prior to making any investment decision.

Newsmax Inc. does not intend to pay cash dividends on its capital stock in the foreseeable future.
Except for dividends paid to holders of shares of the Company’s preferred stock upon the conversion of preferred stock upon the completion of its private placement of securities in February 27, 2025, Newsmax Inc. has never declared or paid cash dividends on its capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our securities in the foreseeable future.
Newsmax Inc. may issue shares of preferred stock that would have a liquidation preference to its common stock.
Newsmax Inc.’s Amended and Restated Articles of Incorporation currently authorize the issuance of shares of preferred stock. The board of directors may issue shares of preferred stock without stockholder approval, and such shares may be issued with such rights, preferences, and limitations as may be determined by the board of directors. The rights of the holders of common stock, including holders of our shares that are currently outstanding, will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock; However, authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of Newsmax Inc., could make it less likely that stockholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of the common stock.
A majority of Newsmax Inc.’s voting stock is owned by a small number of owners.
As of March 28, 2025, the Chief Executive Officer of Newsmax Inc., Christopher Ruddy, holds 39,239,297 shares of Class A Common Stock. Each share of Class A Common Stock gives the holder ten votes per share. Each share of Class B Common Stock is entitled to one vote per share. Accordingly, Mr. Ruddy holds approximately 81.5% of the voting stock of the Company. As a result, Newsmax Inc.’s officers, directors, and stockholders who own 10% or more of Newsmax Inc.’s securities and collectively own directly or indirectly a majority of the voting stock of Newsmax Inc. Subject to fiduciary duties owed to Newsmax Inc.’s other owners or investors under Florida law, in the case of Newsmax Inc.’s officers and directors, these stockholders are able to exercise significant influence over matters requiring owner approval such as mergers, consolidations and sales of all or substantially all of Newsmax Inc.’s assets, including the election of directors or managers and approval of significant company transactions, and have significant control over Newsmax Inc.’s management and policies. These control persons may have interests that are different from yours. For example, they may support proposals and actions with which you may disagree. The concentration of ownership of Newsmax Inc.’s voting securities could delay or prevent a change in control of Newsmax Inc. or otherwise discourage a potential acquirer from attempting to obtain control of Newsmax Inc., which in turn could reduce the price potential investors are willing to pay for Newsmax Inc.
We cannot predict the effect our dual-class structure may have on the price of our securities.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our securities, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights (aggregated across all of its equity securities, including those that are not listed or trading) in the hands of public stockholders. Pursuant to the FTSE Russell, this 5% minimum voting rights requirement only applies to companies assigned a Developed market nationality within the FTSE Equity Country Classification scheme, and, based upon the FTSE Equity Country Classification Interim Announcement published on March 30, 2023, the United States is assigned a Developed market nationality within the FTSE. In addition, in July 2017, the S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices; however, in October 2022, the S&P Dow Jones announced that it was conducting a consultation with market participants on the multiple share class eligibility methodology requirement via a survey that closed on December 15, 2022. Subsequently, the S&P Dow Jones Indices announced that, effective as of April 17, 2023, companies with multiple share class structures will be considered eligible for the S&P Composite 1500 and its component indices, including the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, if they meet all other eligibility criteria. Also in 1905, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices. Additionally, MSCI announced that the securities of companies exhibiting unequal voting structures will be eligible for addition to the MSCI ACWI IMI and other relevant indexes effective March 1, 2019. Currently, MSCI offers the MSCI World Voting Rights-Adjusted Index. This index specifically includes voting rights in the weighting criteria and construction methodology and aims to better align constituent weights with economic rights and voting power, while continuing to represent the performance of a broad opportunity set. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our securities. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices (including NYSE) will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class B Common Stock less attractive to other investors. As a result, the market price of our securities may be adversely affected.
Newsmax Inc. is a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualifies for and relies on exemptions from certain corporate governance requirements.
Newsmax Inc.’s founder, together with his affiliates, hold a majority of the voting power of Newsmax Inc.’s common stock. As a result, Newsmax Inc. is a controlled company within the meaning of the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors as defined under the rules of the exchange;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.
As a result, holders of Newsmax Inc.’s common stock may not have the same protections afforded to stockholders of companies that are subject to all of the rules of the NYSE.
NYSE may delist our Class B Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.
. In order to continue listing the Shares on NYSE, we must maintain certain financial, distribution and stock price levels and must maintain a minimum number of holders of Shares.
If NYSE delists our Class B Common Stock and we are not able to list the shares on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:
•the liquidity of the Class B Common Stock;
•the market of the Class B Common Stock;
•our ability to obtain financing for the continuation of our operations;
•the number of investors that will consider investing in the Class B Common Stock;
•the number of market makers in the Class B Common Stock;
•the availability of information concerning the trading prices and volume of the Class B Common Stock; and
•the number of broker-dealers willing to execute trades in the Class B Common Stock.

The market price of our Class B Common Stock may be volatile and fluctuate substantially, which could result in substantial losses.
The market price of the Class B Common Stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•regulatory or legal developments in the United States;
•inability to obtain additional funding;
•failure to meet or exceed financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•changes in the market valuations of companies similar to ours;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•additions or departures of key personnel;
•sales of the Class B Common Stock by us or our stockholders in the future;
•trading volume of the Class B Common Stock;
•general economic, industry and market conditions;
•natural or man-made disasters which could significantly disrupt our operations; and
•the other factors described in this “Risk Factors” section.
Any of these factors may result in large and sudden changes in the volume and price at which our Class B Common Stock will trade. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If there is extreme market volatility and trading patterns in our Class B Common Stock, it may create several risks for investors, including the following:
•the market price of our Class B Common Stock may experience rapid and substantial increases or decreases unrelated to our actual or expected operating performance, financial condition or prospects, which may make it more difficult for prospective investors to assess the rapidly changing value of the Class B Common Stock;
•if our future market capitalization reflects trading dynamics related to our actual or expected operating performance or financial performance, purchasers of the Class B Common Stock could incur substantial losses as prices decline once the level of market volatility has abated; and
•if the future market price of the Class B Common Stock declines, investors may be unable to resell their Class B Common Stock at or above the price at which they acquired them. We cannot assure you that the market of the Class B Common Stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of the Class B Common Stock, regardless of our actual operating performance. In addition, the Class B Common Stock may be more thinly traded than securities of larger, more established media companies and, as a result of this lack of liquidity, sales of relatively small quantities of shares of the Class B Common Stock by our stockholders may disproportionately influence the price of the Class B Common Stock. The market price of the Class B Common Stock may decline below the price at which you acquired your securities, and you may lose some or all of your investment.
We have previously granted anti-dilution rights in the form of preemptive rights to certain holders of our capital stock.
We have previously granted anti-dilution rights in the form of preemptive rights to certain holders of our capital stock. As such, at any time we intend to issue additional shares of our stock that would dilute such holders, they would first have the right to acquire additional shares to maintain their pro rata ownership in Newsmax Inc. As a result, upon future issuances of securities by Newsmax Inc., investors may experience more substantial dilution than other stockholders.

We intend to register additional shares of our Class B Common Stock, which may result in diminution to the value of the Shares offered hereby.
We intend to file a registration statement on Form S-1 with the SEC to register for resale additional shares of our Class B Common Stock that were issued upon conversion of our outstanding shares of Series B Preferred Stock upon the closing of our initial public offering. The market price of shares of our Class B Common Stock could decline as a result of substantial sales of our Class B Common Stock, particularly sales by directors, executive officers and significant stockholders. Further, the registration of the sale of shares of our Class B Common Stock may create a circumstance commonly referred to as an “overhang” whereby a large number of shares of our Class B Common Stock become available for sale or the perception in the market that holders of a large number of shares of our Class B Common Stock intend to sell their shares. The existence of an overhang and the anticipation of such sales, whether or not sales have occurred or are occurring, could cause the market price of our Class B Common stock to fall. It could make more difficult our ability to raise additional financing through the sale or equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.
Future sales of our Class B Common Stock may cause the market price of our Class B Common Stock to drop significantly, even if our business is doing well.
Our officers and directors and certain of our stockholders have agreed, subject to certain exceptions, that, without the prior written consent of Digital Offering, we and they will not, directly or indirectly, during the period from six months following the closing of our initial public offering, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer any shares of the common stock or any securities convertible into or exchangeable or exercisable for shares of common stock, whether now owned or hereafter acquired by us or them or with respect to which we or they has or hereafter acquires the power of disposition; or enter into any swap or any other agreement or any transaction that transfers, in whole or in part, the economic consequence of ownership of the common stock, whether any such swap or transaction is to be settled by delivery of the common stock or other securities, in cash or otherwise. At any time after the expiration of the lock-up period, the holders of such shares of our Class B Common Stock will be able to sell some or all of such shares pursuant to the registration statement on Form S-1 that we will file with the SEC relating to the resale of such shares. Sales of a substantial number of shares of our Class B Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class B Common Stock and may make it more difficult for investors to sell their shares of Class B Common Stock at a time and price that investors deem appropriate.
Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
Our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, and Florida law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Amended and Restated Articles of Incorporation authorizes our board of directors to create and issue rights entitling our shareholders to purchase shares of our stock or other securities. The ability of our board to establish the rights and issue substantial amounts of preferred stock without the need for shareholder approval may delay or deter a change in control of us.
Provisions of our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, and Florida law could also have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, and Florida law, as applicable, among other things:
•require advance notice for shareholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of shareholders of not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting of stockholders;
•permit only the Chairperson of the board of directors or the Chief Executive Officer of the Company, or the Secretary of the Company upon the written request of the holders of record of not less than a majority of the voting power of all the then-outstanding shares of capital stock of the Company, to call a special meeting of the stockholders; and
•provide that stockholders may amend any provisions of the Amended and Restated Bylaws by obtaining the affirmative vote of the holders of not less than a majority of the voting power of all the then-outstanding shares of capital stock of the Company.
Our Amended and Restated Articles of Incorporation designate the courts located in Palm Beach County as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputed with us or our directors, officers, employees or agents.
Our Amended and Restated Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the courts located in Palm Beach County, Florida will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any shareholder to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or its directors, officers or employees arising pursuant to any provision of the Florida Business Corporation Act (“FBCA”) or the Amended and Restated Articles of Incorporation or the amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) or (iv) any action asserting a claim against the Company or its directors, officers or employees governed by the internal affairs doctrine. Notwithstanding the foregoing sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws, including the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Amended and Restated Articles of Incorporation described in the preceding sentences. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Amended and Restated Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Certain recent initial public offerings of companies with relatively small public floats have experienced extreme volatility that was seemingly unrelated to the underlying performance of Newsmax Inc. The shares may experience rapid and substantial price volatility, and price decline, which may make it difficult for prospective investors to assess what we believe to be the value of the shares.
In addition to the general volatility risks discussed in this Annual Report, the Class B Common Stock may be subject to rapid and substantial price volatility and/or a decline in market price. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of the Class B Common Stock. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively small public floats. As we anticipate having a relatively small public float, the Class B Common Stock may experience greater stock price volatility, extreme price run-ups, rapid declines in the price, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the Class B Common Stock may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of the Class B Common Stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which an investor would be able to sell Class B Common Stock if it wants to sell any Class B Common Stock or buy Class B Common Stock if it wishes to buy Class B Common Stock.
If the trading volumes of the Class B Common Stock is low, persons buying or selling in relatively small quantities may easily influence the price of the Class B Common Stock. A low volume of trades could also cause the price of the Class B Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the Class B Common Stock. The volatility also could adversely affect the ability of Newsmax Inc. to issue additional shares of common stock or any other securities and the ability to obtain stock market based financing in the future.
General Risk Factors
If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
The trading market for our Class B Common Stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Class B Common Stock, the lack of research coverage may adversely affect the market price of our Class B Common Stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.
We will incur increased costs as a result of being a public reporting company, and our board of directors will be required to devote substantial time to oversight of new compliance requirements and corporate governance practices.
As a public company listed in the United States, we will incur significant legal, accounting and other expenses that we do not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE, and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures and corporate governance practices. Our board of directors, management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
These rules and regulations may be subject to varying interpretations due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
As a smaller reporting company and an an emerging growth company, we are able to take advantage of certain exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we will be required to file with the SEC. We cannot predict if investors will find the Shares less attractive because we may rely on these exemptions. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares, and our share price may be lower or more volatile.
We currently have limited accounting personnel and IT personnel focused on cybersecurity with the background in public company accounting, reporting and compliance. We will have to add personnel and devote personnel and financial resources to meet our reporting and disclosure obligations as a publicly listed company.
We have been a private company with limited operating scale. As of March 31, 2025, we do not have the appropriate accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and IT personnel to ensure compliance with cybersecurity disclosure requirements imposed by the SEC. We may need to hire additional personnel and put in place protocols necessary to implement appropriate accounting policies, processes and controls, and privacy and cybersecurity policies, to address the anticipated change in the scale of our operations. However, we cannot assure you that the measures we have taken to date, and actions we plan to take in the future, will be sufficient to prevent or avoid potential future material weaknesses in our controls.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows.

The Sarbanes-Oxley Act requires, among other things, that public reporting companies maintain effective internal controls for financial reporting and disclosure controls and procedures. As such, public reporting companies are required to furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment will include disclosure of any material weaknesses identified by management in a company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from an issuer’s independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, for as long as Newsmax Inc. remains an emerging growth company under the JOBS Act, it may take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.
In connection with the preparation of our financial statements, we have identified material weaknesses in our internal control over financial reporting. The material weaknesses are as follows:
•Lack of adequate policies and procedures to support the operation of the Company’s business processes and internal control framework, including monitoring activities. In addition, the Company has not documented risk assessment procedures to set suitable objectives, identify relevant business risks, assess fraud risk, and develop associated responses to those risks. This includes designing appropriate business process controls in each of the following business cycles: revenue (including evaluation of new and modified contracts for proper accounting), period-end reporting, procure to pay, asset management, treasury, impairment assessment, and income tax, as well as the analysis of significant and unusual transactions.
•Evidence is not maintained to support the review and approval of the complete population of journal entries including maintaining appropriate segregation of duties.
•Evidence is not maintained to support that certain controls were appropriately designed and implemented to ensure timely reporting of complete and accurate financial information. Specifically, the Company lacked evidence over review of subledgers and account reconciliations to ensure timely detection of material misstatements in financial statement balances and the related footnote disclosures in each of the following business cycles: revenue, period-end reporting, procure to pay, asset management, and treasury.
•Management did not fully design, implement and monitor general information technology controls in the areas related to privileged access, provisioning, terminations, user access review, vulnerability assessment and backup recovery controls and segregation of duties for systems supporting substantially all of the Company’s internal control processes. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.
We have started remediating the material weaknesses described above in 2024 and continuing remediation efforts in 2025 and beyond. We have initiated and started implementing several remediation measures including, but not limited to, hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist Newsmax Inc. with formalizing its business process, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of our internal controls. While our efforts are ongoing, we plan to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls. However, we cannot be certain that our efforts will successfully remediate our material weaknesses.
Newsmax Inc.’s future compliance with Section 404 of the Sarbanes-Oxley Act may require that it incur substantial accounting expense and expend significant management efforts. Newsmax Inc. may not be able to complete it evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if Newsmax Inc. identifies one or more material weaknesses in its internal control over financial reporting, it may be unable to assert that its internal control over financial reporting is effective. Any failure to maintain internal control over financial reporting could severely inhibit Newsmax Inc.’s ability to accurately report our financial condition, results of operations or cash flows. If Newsmax Inc. is unable to conclude that its internal control over financial reporting is effective after it becomes a public reporting company, it could lose investor confidence in the accuracy and completeness of its financial reports, the value of the Shares could decline, and it could be subject to sanctions or investigations by regulatory authorities. Failure to remediate any material weakness in Newsmax Inc.’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict Newsmax Inc.’s future access to the capital markets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Governance Related to Cybersecurity Risks

Cybersecurity risk oversight is a top priority for management and our board of directors. Management is responsible for the day-to-day management of cybersecurity risks we face, while our board of directors, as a whole and through committees, is responsible for the oversight of risk management. Our incident response process contemplates that management will notify the board of directors of a material cybersecurity incident.

Cybersecurity Risk Management

To help protect the Company from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies, procedures, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps we take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include but are not limited to establishing information security policies and standards, regular security audits, access controls, controlled use of administrative privileges, advanced threat detection, network security, vulnerability testing, compliance audits, incident response plan, employee training, and engaging third party risk management experts. We leverage CIS (Center for Internet Security) controls as a guideline to enhance our cybersecurity risk management strategy. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation.

We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual cybersecurity risk assessment. Further, we conduct periodic external penetration tests to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a cybersecurity program to protect our investors, consumers, customers, employees, vendors, and intellectual property.

Additionally, we follow a cybersecurity incident response process that provides a framework for responding to cybersecurity incidents. The process identifies applicable requirements for incident disclosure and reporting and also provides protocols for incident evaluation, including the use of third-party service providers and partners, processes for notification and internal escalation of information to our senior management, the Board and the audit committee. It also addresses requirements for our external reporting obligations. The cybersecurity incident response process is reviewed and updated, as necessary, under the leadership of the Chief Information Officer.

We face a number of cybersecurity risks in connection with our business. Although we did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

ITEM 2. PROPERTIES
Newsmax Inc. does not currently own any property. Newsmax Inc.’s principal executive offices are located at 750 Park of Commerce Drive, Suite 100, Boca Raton, Florida 33487. Newsmax Media leases approximately 50,000 square feet at its principal executive offices pursuant to a Lease Agreement dated August 28, 2013 between Newsmax Media and 750 Park of Commerce Drive LLC which expires on November 30, 2025.

Newsmax Media sublets certain premises located at 805 Third Avenue, New York, New York 10022 pursuant to that certain Agreement of Sublease, dated as of July 22, 2019, by and between Meredith Corporation and Newsmax Media that expires on December 30, 2026.
Newsmax Media leases two floors which represents approximately 47,000 square feet of space at 805 Third Avenue, New York, New York 10022 pursuant to that certain Indenture of Lease, dated as of July 26, 2021, by and between 805 Third New York LLC and Newsmax Media which expires on December 31, 2026.
Newsmax Media leases a portion of a building located at 362 Haverhill Road, West Palm Beach, Florida 33415 pursuant to that certain Lease Agreement, dated as of September 7, 2021, by and between Airport Logistics Park, LLC and Newsmax Media which expires on March 31, 2029.
Newsmax Media leases certain office premises in the Westory Building located at 607 14th Street, NW, Washington, DC 20004, pursuant to that certain Office Lease Agreement, dated as of October 4, 2021, by and between REEP-OFC Westory DC LLC and Newsmax Media. The lease expires on November 30, 2026, subject to Newsmax Media’s right to extend the term of such lease for an additional five years.
Newsmax Inc. believes that its facilities are adequate to meet its needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of operations.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject from time to time to a number of lawsuits, including claims relating to competition, intellectual property rights, alleged libel or defamation, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Except as set forth below, the Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results. For more information, see “Risk Factors – Risks Related to Legal and Regulatory Matters”.
On August 10, 2021, Dominion Voting Systems Corporation, Inc. or certain of its affiliates, an election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation in connection with our coverage of the 2020 Presidential election, seeking up to $1.6 billion in compensatory damages as well as punitive damages. Discovery in the Dominion cases, including depositions and expert discovery, remains ongoing. At this time, a trial in the Dominion lawsuit is not expected to commence until April 28, 2025. Newsmax Media believes that it offered balanced and fair coverage in the dispute over the 2020 elections and the Dominion case is without merit and it has and will continue to vigorously defend against such suit. As of the date of this Annual Report, Newsmax is unable to predict the final outcome of the Dominion matter and cannot reasonably estimate the amount of its liability, if any. However, an unfavorable outcome in the Dominion matter could have a material adverse effect on Newsmax’s financial position, results of operations and cash flows.
In addition, on November 3, 2021, Smartmatic USA Corp. or certain of its affiliates, another election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation, seeking compensatory, consequential and punitive damages to be determined at trial. Newsmax Media reached a settlement agreement with Smartmatic on September 26, 2024, pursuant to which all claims will be released by Smartmatic for consideration, including a cash amount of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of class B preferred stock at an exercise price of $5,000 per share. Management believes the settlement with Smartmatic will, subject to the payment of all consideration in a timely manner, reduce then eliminates future legal expenses the Company would have expected to bear related to this suit, which could have included costly appellate legal actions and other matters. The Smartmatic settlement agreement is subject to reaching a definitive settlement agreement that is approved by the court. Refer to Note 12. Legal for details of the settlement.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our shares of Class A Common Stock are not listed on any stock exchange nor traded on any public market. Our shares of Class B Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol "NMAX" on March 31, 2025.
The number of shareholders of record of our shares of Class A Common Stock and Class B Common Stock was approximately 1 and 34,867, respectively, on March 31, 2025.
Payment of Dividends
Except for dividends paid to holders of shares of the Company’s preferred stock upon the conversion of preferred stock upon the completion of its private placement of securities in February 2025, Newsmax Inc. has never declared or paid cash dividends on its capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our securities in the foreseeable future.
Unregistered Sales of Equity Securities; Use of Proceeds from Registered Offerings
Private Placement

In June 2024, the Company launched an offering of its Series B Preferred Stock in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Private Placement”). The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206,660,000. In connection with the Private Placement, the Company issued a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 900 shares of Series B Preferred Stock with an exercise price per share of $5,000.

Regulation A Offering

On February 7, 2025, the Company filed an offering statement on Form 1-A (as amended, the “Offering Statement”, File #024-12567) with the Securities & Exchange Commission (the “SEC”) for the sale of up to 7,500,000 shares of Class B Common Stock at $10.00 per share (the “Reg A IPO”). The Offering Statement was declared qualified by the SEC on March 7, 2025. The Company completed the Reg A IPO on March 28, 2025, having sold 7,500,000 shares of its Class B Common Stock, resulting in net proceeds to the Company of approximately $56,953,107. Digital Offering, LLC (“Digital Offering”) acted as lead selling agent in the Reg A IPO. The Company paid a cash commission of 6.265% to Digital Offering on sales of its Class B Common Stock in the Reg A IPO.

Use of Proceeds from Regulation A Offering

The Company intends use the net proceeds from the Reg A IPO for its own general and corporate expenses. The Company may, in its sole discretion, make capital contributions to Newsmax Media from time to time to fund working capital needs and business initiatives. Such working capital needs may include costs related to talent and programming, marketing, distribution and digital expansion. In the ordinary course of business, Newsmax Media expects to evaluate the acquisition of, investment in or in-license of complementary products, technologies or businesses, and could use a portion of the net proceeds from the Reg A IPO for such activities; however, Newsmax Media currently does not have any agreements, arrangements, or commitments with respect to any potential acquisition, investment or license.

The expected use of the net proceeds from the Reg A IPO represents the Company’s intentions based upon its current plans, financial condition and business conditions. Predicting the cost to be used in Newsmax Inc. and the Subsidiaries’ businesses can be difficult and the amounts and timing of their actual expenditures may vary significantly depending on numerous factors including the status of our development efforts, sales and marketing activities and the amount of cash generated or used by our operations. The Company may find it necessary or advisable to use portions of the proceeds for other purposes. As a result, the Company’s management will retain broad discretion over the allocation of the net proceeds from the Reg A IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
Overview of the Company’s Business
Founded in 1998 as a digital media brand, Newsmax Inc. entered the cable news market in 2014. Since then, the network has had an astonishing rise, climbing into the top tier of cable channels, and is now the fourth highest-rated cable news channel in the United States, just behind CNN. According to Nielsen, Newsmax Inc. was the only cable news channel to see ratings growth across all day parts in 2023, with prime-time up 42% in total viewers. Q1 2024 also saw an impressive 137% rise in prime-time ratings, compared to the same period last year.
The Company has developed a significant audience, reaching over 40 million Americans each month through its television broadcasts and multi-platform content, and has demonstrated remarkable growth with revenues up 332% since 2019.
In June 2024, a Reuters global survey of media found Newsmax Inc. was one of the nation’s “top news brands,” identifying the network as one of only 12 major media outlets Americans are turning to regularly.
Newsmax Inc. is a holding company that owns 100% of the equity interests of its operating company Newsmax Media and the other Subsidiaries operate the businesses described in this Annual Report, and none of those businesses are operated by Newsmax Inc.
Newsmax Inc. is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its popular website Newsmax.com and affiliated sites, its syndicated radio show and podcasts and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media. Newsmax Media content is carried by all major linear cable and satellite pay TV platforms, or MVPDs for the Newsmax and World at War channels, and most over the top (“OTT”) streaming platforms for its free ad-supported streaming television service (“FAST”) channel Newsmax2, making Newsmax Media content available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Media’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Media’s partners to provide cable television and digital news under the Newsmax Media brand to viewers in several European countries, including Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia and Albania.
Newsmax Inc. operates several business lines through its subsidiaries and divisions, creating a synergistic effect on audience growth, revenues and customer acquisition. These business lines are grouped into 2 separate reportable segments which consist of Broadcasting and Digital:
•Broadcasting - The broadcast segment of the Company’s business produces and licenses news, business news and lifestyle content for distribution primarily through multichannel video programming distributors

(“MVPDs”) including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States, generating revenue through (1) placement of advertisements on our broadcast content, (2) subscriptions to our broadcast content, and (3) affiliate fees from the MVPDs. The components of Broadcasting are as follows:
•Newsmax Broadcasting LLC provides programming through three channels, Newsmax, Newsmax2, and World at War. Newsmax and World at War are linear cable channels available on pay TV services, and Newsmax2, is a free streaming channel. Both Newsmax and Newsmax2 offer 24/7 television news and informational programming channels which are distributed through both cable and digital streaming platforms. World at War offers 24/7 historical documentaries and movies that have a primary focus on the wars of the past 150 years and the people who fought them.
•Newsmax Radio LLC provides programming through a syndicated radio show as well as widely-available podcasts. These podcasts include “The Newsmax Daily with Tony Marino,” a talk show with radio personality Gerry Callahan and “Greg Kelly Reports” with its TV host Greg Kelly.
•Digital - The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceuticals and nonfiction books on political, financial and health-related topics. The components of Digital are as follows:
•Humanix Publishing LLC is a print and e-book publishing house that publishes books in the areas of politics, health, personal finance, history, religion and current affairs. Under Newsmax ownership, Humanix Publishing has published approximately 100 titles, including a New York Times bestseller. The Company uses published books as free premiums when offering subscriptions to their publications, including Newsmax Magazine and their health and financial newsletters.
•Medix Health, LLC offers and sells 22 nutraceutical products. Medix Health’s products are aimed at Newsmax Media’s core demographic of consumers and cross-sold through Newsmax Media’s health newsletters. These supplements have been certified as compliant with current Good Manufacturing Practices by The Natural Products Association and are typically formulated by medical doctors who also write and edit Newsmax Media’s health newsletters. Newsmax Media retains all intellectual property rights to the supplement formulations created for Medix Health. The natural supplements seek to help customers alleviate pain, reduce blood glucose, prevent heart disease, improve energy and mental acuity, and, in general, improve overall wellness. All Medix Health supplements are manufactured at third-party manufacturing facilities that are FDA registered and meet current Good Manufacturing Practices standards. All Medix Health supplements are offered online and are usually purchased as part of a recurring subscription program.
•Newsmax Digital Advertising handles advertising and marketing offers and sales to third party companies and agencies associated with our digital segment. Newsmax Digital Advertising sells placements for display and native website ads, email sponsorships in Newsmax News Alerts, sponsorships for SMS/text and push notification, print ads for our magazine, inserts for our newsletters, and podcast offerings.
•Newsmax Publications publishes and manages Newsmax Media’s paid subscription business. This subsidiary currently publishes Newsmax Magazine, five health newsletters including Health Radar, Dr. Crandall’s Heart & Health; The Blaylock Wellness Report; financial newsletters including The Dividend Machine, High Income Factor and Financial Intelligence Report, and Newsmax Platinum, our online publication. This subsidiary has over 300,000 subscribers to its paid publications.
•ROI Media Strategies LLC provides media buying and strategy services to third party companies and agencies, helping small companies to market their offerings across all channels of marketing, including email, broadcast, podcasts, digital, and print.
•Crown Atlantic Insurance LLC is an insurance agency licensed in 50 states of the U.S. and the District of Columbia with an emphasis on life insurance and retirement solutions. Newsmax Media’s subsidiaries use Crown Atlantic Insurance LLC for the purposes of marketing annuities, life insurance and other insurance offerings across their platforms.

Growth Strategies and Outlook
Maintain and enhance leading position in news and other content production.
Newsmax Media has been a leader in digital news and with the continued growth of its television service, plans to continue to invest in talent acquisition and programming that we expect to raise the profile and visibility of Newsmax Media to a broader audience. With expanded content offerings, Newsmax Media plans to expand its reach and value to audiences through traditional platform and direct-to-consumer services.
Increase revenue growth through the continued delivery of premium content.
Newsmax Media will continue to focus on creating high-quality content delivered through diversified publishing platforms that offers value to its audience, advertisers and distribution partners. As a live linear content service, Newsmax Media seeks to offer a unique perspective and voice that resonates with audiences across those platforms and further develop a dedicated and loyal audience.
Expand television and digital distribution offerings, increasing complementary sources of revenues.
•Newsmax Media’s key goals are to maximize its subscriber penetration on traditional cable platforms, growing its subscription base for Newsmax+, increasing audiences for its news channels, develop its footprint in international markets - all while creating additional revenue opportunities through advertising sales. Newsmax Media will also further develop its delivery strategies on emerging content and social platforms to increase interaction with its audience.
•Newsmax, as a relatively new network, has potential for additional distribution growth, and growth of its advertising and affiliate fee revenue, which is a new revenue stream in 2023. Linear TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance.
Trends and Other Factors Impacting Our Performance
The Company’s broadcast segment derives the majority of its revenues from advertising. For the year ended December 31, 2024, the Company generated revenues of approximately $171.0 million, of which 63.8% was generated from advertising in the broadcast and digital segments, 15.6% was generated from affiliate fee revenue, 15.7% was generated from subscriptions for publications including Newsmax+ and 4.9% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
For the year ended December 31, 2023, the Company generated revenues of $135.3 million, of which approximately 79.3% was generated from advertising in the broadcast and digital segments, approximately 13.4% was generated from subscriptions for publications including Newsmax+, approximately 5.5% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fee and approximately 1.8% was generated from affiliate fees.
Affiliate fees are a new revenue stream that started in November 2023 that primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry the Newsmax channel. The Company’s revenues are impacted by rate changes, changes in the number of subscribers to MVPD’s and changes in the expenditures by advertisers.
The cable network programming and television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content. Consumer preferences have evolved toward lower cost alternatives, including direct-to-consumer offerings. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to MVPD services, and these declines are expected to continue and possibly accelerate in the future.
At the same time, technological changes have increased advertisers’ options for reaching their target audiences. There has been a substantial increase in the availability of content with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising.
The Company operates in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company’s ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see “Risk Factors.”
Components of our Results of Operations
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods are services.
Advertising Revenue
Advertising revenue is derived from the sale of advertising on the Company’s cable television, email database, in the Company’s magazine and related publications, or on the Company’s website. Revenue related to the sale of advertising in the broadcast segment is recognized at the time of broadcast. Revenue related to the Company's digital segment is recognized when display or other digital advertisements record impressions on the various digital media. Revenue related to the Company's magazine and related publications is recognized when the ad is displayed in the printed document. Each advertisement insertion order is determined to be a distinct performance obligation that is satisfied at the point in time when such advertisements are published/aired. The Company records revenue from contracts that are entered into between the Company and its customers, primarily advertising agencies and direct advertisers, at the amount charged for the services. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.
The Company enters into agreements with over-the-top distribution platforms to distribute the Company’s news channel. Pursuant to the Company’s distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the life of the contract. The Company has an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the balance sheets.
Affiliate Fee Revenue
The Company generates affiliate fee revenue from agreements with MVPDs for cable network. Affiliate fee revenue is recognized as we continuously make the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Subscription Revenue
The Company sells magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the subscription, normally one (1) to five (5) years. Payments for subscriptions received in advance of the publication are recorded as deferred revenue and recognized as income over the term, as this best represents the transfer of control of the services to the consumer. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.
In 2023, the Company launched Newsmax+ which is a subscription service that provides the Company’s broadcast content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as income in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as income over the term of the contract each month.

Product Sales
Product sales are derived from the sales of books, audio and video, dietary supplements, television production and distribution, and other items advertised on the Company’s website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts as expense as the amortization period is considered to be a year or less. As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Cost
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold.
Cost of Revenues
Cost of revenues consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfil customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of services. Cost of product sold consists primarily of cost of inventory sold, fulfillment costs and compensation.
General and Administrative expenses
General and administrative expense consists of compensation-related expenses for corporate employees. Also, it consists of expenses for advertising, facilities, professional services fees, insurance costs, legal or other corporate costs, and other general overhead costs.
Accounts Receivable and Allowance for Credit Losses
The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses consists of losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability.
Inventory
Inventory consists of promotional items, books and supplements and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company also reduces the carrying value of inventories for items identified as excess, obsolete, or slow-moving based on customer demand and other economic factors.
Advertising Costs
Amounts incurred for advertising costs with third parties are expensed as incurred.
Defamation and Disparagement Claims
From time to time, the Company is subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) filed during 2021. The Smartmatic complaint sought an unspecified amount of damages while the Dominion complaint is seeking $1.6 billion in damages. On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share , which is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2024 and recorded as accrued expenses on the Consolidated Balance Sheet with a balance of $20 million as of December 31, 2024.

Results of Operations
Year ended December 31, 2024, versus December 31, 2023
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following table sets forth our results of operations data for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	Year ended December 31,
	2024	2023	$ Change	% Change
Revenues
Service Revenues
Advertising	$109,128,471	$107,322,024	$1,806,447	1.7
Subscription	26,907,098	18,080,467	8,826,631	48.8
Affiliate fee	26,661,701	2,410,039	24,251,662	1,006.3
Other	2,308,856	1,027,151	1,281,705	124.8
Product Sales	6,010,329	6,436,346	(426,017)	(6.6)
Total revenues	$171,016,455	$135,276,027	$35,740,428	26.4
Cost of revenues	86,968,328	79,455,996	7,512,332	9.5
Gross profit	$84,048,127	$55,820,031	28,228,096	50.6
General & administrative	153,856,367	100,915,301	52,941,066	52.5
Other (expense) income, net	(2,363,689)	3,336,654	(5,700,343)	(170.8)
Loss before income tax expense	$(72,171,928)	$(41,758,616)	$(30,413,312)	(72.8)
Income tax expense	—	18,550	(18,550)	(100.0)
Net loss	$(72,171,928)	$(41,777,166)	$(30,394,762)	(72.8)
Revenues
Revenues increased by approximately $35.7 million, or 26.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Affiliate fee revenues increased by approximately $24 million due to new contractual relationships starting, principally in November 2023. Subscription revenue increased by approximately $9 million due to the launch of Newsmax+ streaming service that started in November 2023 but was offset by reductions in publication subscriptions due to decreased new customer acquisition. Product Sales decreased by approximately $(0.4) million due to lower nutraceutical sales as a result of decreased new customer acquisition. Advertising revenue increased by approximately $1.8 million due to higher linear cable and satellite advertising revenue due to higher Nielsen ratings but was offset by reductions in OTT revenue resulting from the launch of Newsmax 2 in November 2023.
Cost of Revenues
Cost of revenues increased by approximately $7.5 million, or 9.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. These increases were offset by reductions in distribution and carriage costs of approximately $2.3 million and approximately $0.9 million in royalty and product fulfillment costs for the period.
Gross Profit
Gross profit increased by approximately $28.2 million, or 50.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Gross profit as a percent of revenues increased to 49.1% for the year ended December 31, 2024 from 41.3% for the year ended December 31, 2023. Gross profit increased mainly due to the addition of affiliate fee and Newsmax+ revenue streams.

General and Administrative Expense
General and administrative expense increased by approximately $52.9 million or 52.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to the settlement of the Smartmatic lawsuit and associated legal fees of $76.9 million. These increases were offset by a decrease in impairment costs where the Company recognized a $23.9 million impairment of the capitalized upfront costs associated with a business agreement with a commercial counterparty in 2023 and no subsequent impairment in 2024.
Other (Expense) Income, Net
Other (expense) income net decreased by approximately $(6) million, or 170.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to loss on embedded derivatives and warrant liability of $2.2 million versus the income related to income tax credits and unrealized gain on securities recognized in 2023..
Segment Analysis
The following tables set forth the Company’s Revenues and Segment EBITDA for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	2024	2023	$ Change	% Change
Revenues
Broadcasting	$130,708,405	$92,680,683	$38,027,722	41.0
Digital	40,308,050	42,595,344	(2,287,294)	(5.4)
Total revenues	$171,016,455	$135,276,027	$35,740,428	26.4

	2024	2023	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$19,726,103	$(7,722,782)	$27,448,885	187.3
Digital	(9,478,015)	(2,653,753)	(6,824,262)	(7.7)
Adjusted EBITDA[1]	$10,248,088	$(10,376,535)	$20,624,623	146.3

Broadcasting

	2024	2023	$ Change	% Change
Revenues
Advertising	$89,379,946	$88,343,596	$1,036,350	1.2
Subscription	12,358,641	901,215	11,457,426	1271
Affiliate fee	26,661,701	2,410,039	24,251,662	1,006.3
Other	2,308,117	1,025,833	1,282,284	125.0
Total revenues	$130,708,405	$92,680,683	$38,027,722	41.0
Cost of revenues	65,956,021	57,552,788	8,403,233	14.6
Gross profit	$64,752,384	$35,127,895	29,624,489	84.3
General & administrative	45,026,281	42,850,677	2,175,604	5.1
Segment Adjusted EBITDA[2]	$19,726,103	$(7,722,782)	$27,448,885	187.3

1 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.
2 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.

Broadcast Revenues increased by $38.0 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to an increase in affiliate fee revenue of approximately $24.3 million, which is attributed to significant new contractual relationships starting principally in November 2023, advertising revenue of approximately $1.0 million due to higher ratings and pricing, subscription revenue of approximately $11.5 million from Newsmax+ which launched in November 2023 and licensing revenue of approximately $1.3 million.
Broadcast Segment Adjusted EBITDA increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in gross profit driven by the addition of affiliate fee revenue which did not require a significant increase in expense. Other factors that affected segment adjusted EBITDA are increased headcount, programming and production costs on our main Newsmax TV channel as well as investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. These increases were offset by reductions in distribution and carriage costs, OTT transmission expenses, marketing for TV promotion and bad debt expense.
Digital

	2024	2023	$ Change	% Change
Revenues
Advertising	$19,748,525	$18,978,428	$770,097	4.1
Subscription	14,548,457	17,179,252	(2,630,795)	(15.3)
Product sales	6,010,329	6,436,346	(426,017)	(6.6)
Other	739	1,318	(579)	(43.9)
Total revenues	$40,308,050	$42,595,344	$(2,287,294)	(5.4)
Cost of revenues	21,012,307	21,903,208	(890,901)	(4.1)
Gross profit	$19,295,743	$20,692,136	(1,396,393)	(6.7)
General & administrative	28,773,758	23,345,889	5,427,869	23.2
Segment Adjusted EBITDA[3]	$(9,478,015)	$(2,653,753)	$(6,824,262)	(7.7)

Digital Revenues decreased by $(2.3) million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to decreases in subscription revenue and e-commerce nutraceutical sales as a result of decreased marketing for new customer acquisitions which were offset by increased advertising revenue due to higher page views and CPM’s associated with the news cycle.
Digital Segment Adjusted EBITDA decreased for the year ended December 31, 2024, as compared to year ended December 31, 2023, due to additional headcount and increased audit expenses related to capital raise.
Year ended December 31, 2024 versus year ended December 31, 2023
The following table reconciles Net loss to Adjusted EBITDA for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	2024	2023
Net loss	$(72,171,928)	$(41,777,166)
Add
Depreciation	3,115,635	3,164,254
Interest, net	(488,962)	(104,299)
Asset impairment	-	23,928,359
Unrealized (gain) loss on marketable securities	290,081	(46,318)
Other corporate matters	76,940,693	7,626,122
Other, net[4]	2,562,569	(3,186,037)
3 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities

Income tax expense	-	18,550
Adjusted EBITDA[5]	$10,248,088	$(10,376,535)

Liquidity and Capital Resources
The Company had approximately $24.1 million of cash and cash equivalents and $58.3 million in investments as of December 31, 2024. The Company’s primary sources of liquidity include cash on hand and cash generated from operations which are highly dependent upon the state of the advertising markets, consumer spending and other conditions, many of which are beyond the Company’s control.
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of Series B preferred stock at an exercise price of $5,000 per share. As of the date hereof, the Company has made payments under the settlement agreement totaling $20 million. Payment of the remaining balance will be made in installments of $10 million on or prior to each of March 31, 2025 and June 30, 2025. The payments will be made from the Company’s existing cash on hand.

The principal uses of cash that affect the Company's liquidity position include the following: operational expenditures including production cost, marketing and promotional expenses, expenses related to broadcasting the Company's programming, employee and facility costs, capital expenditures, income taxes, interest payments and legal fees and settlements.

The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206,660,000.

The Company believes these sources of liquidity are sufficient to meet its business operating requirements and its capital expenditures for the next 12 months.
Convertible Preferred Stock
Convertible Preferred Stock as of December 31, 2024 and December 31, 2023 (41,034 and 11,034 total shares authorized, respectively, and all classes are $0.001 par value per share) is as follows:

	Issued and Outstanding as of
Class	December 31, 2024	December 31, 2023
Series A	611	611
Series A (with redemption rights)	35	35
Series A-1	1,222	1,222
Series A-2	2,647	2,647
Series A-3	1,060	1,060
Series B	27,612	1,897
	33,187	7,472
The shares of Series A, Series A-1, Series A-2, and Series A-3 Preferred Stock accrue an annual dividend rate of 5.0% on the price per share. Dividends accrue quarterly and are payable when and if declared and only upon the occurrence of a liquidity event. The holders of shares Series A-1, A-2 and A-3 Preferred Stock also have the right to designate members to the Company’s board of directors, demand registration rights and limited approval rights. As of December 31, 2024 and December 31, 2023, the Company has not recognized an accrual for unpaid dividends on Series A, Series A-1, Series A-2, and Series A-3 Preferred Stock which amount to $31,530,453 and $25,723,781, respectively. Included in these amounts are dividends that have been accreted to the preferred stock being measured at its maximum redemption value (See Note 14 to the December 31, 2024 audited consolidated financial statements included elsewhere in this registration statement).
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

The shares of Series B Preferred Stock accrue an annual dividend rate of 7.0% on the price per share. Dividends accrue daily and are payable when and if declared by the board of directors, or upon the occurrence of a liquidity event. The holders of shares of Series B Preferred Stock do not have voting rights. Series B Preferred Stock is classified in permanent equity because redemption is within control of the Company. Accumulated and unpaid dividends on Series B Preferred stock was $2,199,086 as of December 31, 2024.
The shares of Series A, Series A-1, Series A-2, Series A-3, and Series B Preferred Stock have preference over dividends payable with respect to Existing Common Stock. No cash or other dividend or distribution may be declared or paid on the Existing Common Stock unless a dividend or other distribution is also declared and paid on the shares of Series A, Series A-1, Series A-2, Series A-3, and Series B Preferred Stock.
The Preferred Stockholders have liquidation rights over holders of Existing Common Stock in the event of a liquidation in an amount equal to their respective price per share. The shares of Series A, Series A-1, Series A-2 and Series A-3 Preferred Stock have conversion rights to convert into shares of Existing Class A Common Stock. The shares of Series B Preferred Stock have conversion rights to convert to shares of Existing Class B Common Stock. For details of the conversion terms, see "Description of Capital Stock" in our offering statement on Form 1-A as filed with the SEC on March 19, 2025.
Cash and Cash Equivalents
As of December 31, 2024, cash and cash equivalents balance was approximately $24.1 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents, along with projected cash flows, are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(48,687,432)	$(3,831,504)
Investing activities	(58,428,592)	5,395,227
Financing activities	125,131,700	427,443
Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $48.7 million and was primarily due to a net loss, increase in accounts receivable and decrease in accounts payable offset by depreciation, warrant liabilities, derivative liabilities and an increase in settlement liabilities.
Net cash used in operating activities for the year ended December 31, 2023 was $3.8 million and was primarily due to a net loss offset by loss on asset impairment, depreciation, increase in accounts payable and decrease in accounts receivable and prepaid distribution.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $58.4 million primarily due to an increase in the purchase of investments offset by purchases of fixed assets.
Net cash provided by investing activities for the year ended December 31, 2023 was $5.32 million primarily due to an increase in the sale of investments offset by purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $125.1 million primarily due to a proceeds received from issuance of convertible stock.

Non-GAAP Financial Measures
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation and amortization, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings that the Company has determined are infrequent and unusual in terms of their magnitude), other, net, and income tax expense.
Management believes that information about Adjusted EBITDA assists all users of the Company’s financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).
Adjusted EBITDA is considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments related to credit provisions, fair value of the derivative liability, fair value of the warrant liability and income taxes. Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting estimates, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.
Embedded Derivatives
Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a non-cash component of other expense, net on our consolidated statements of operations and comprehensive (loss) income. The fair value for embedded derivatives are measured on a recurring basis using Level 3 inputs.
Warrants
The Company evaluates warrants under ASC 815-40, Contracts in Entity’s Own Equity. The Company assesses whether the warrant is a freestanding financial instruments and whether it meets the criteria to be classified in stockholders’ equity, or classified as a liability under ASC 480, Distinguishing Liabilities from Equity. Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are remeasured at each financial reporting date with any changes in fair value being recognized as non-cash gains or losses in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive (loss) income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of December 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
Internal Control over Financial Reporting
Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified the following material weaknesses in our internal control over financing reporting:
•Lack of adequate policies and procedures to support the operation of the Company’s business processes and internal control framework, including monitoring activities. In addition, the Company has not documented risk assessment procedures to set suitable objectives, identify relevant business risks, assess fraud risk, and develop associated responses to those risks. This includes designing appropriate business process controls in each of the following business cycles: revenue (including evaluation of new and modified contracts for proper accounting), period-end reporting, procure to pay, asset management, treasury, and income tax.
•Evidence is not maintained to support the review and approval of the complete population of journal entries including maintaining appropriate segregation of duties.
•Evidence is not maintained to support that certain controls were appropriately designed and implemented to ensure timely reporting of complete and accurate financial information. Specifically, the Company lacked evidence over review of subledgers and account reconciliations to ensure timely detection of material misstatements in financial statement balances and the related footnote disclosures in each of the following business cycles: revenue, period-end reporting, procure to pay, asset management, and treasury.

•Management did not fully design, implement and monitor general information technology controls in the areas related to privileged access, provisioning, terminations, user access review, vulnerability assessment and backup recovery controls and segregation of duties for systems supporting substantially all of the Company’s internal control processes. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.
We are committed to remediating the material weaknesses described above and continuing remediation efforts during 2025. We intend to initiate and implement several remediation measures including, but not limited to, hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist Newsmax Inc. with formalizing its business process, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of our internal controls. While our efforts are ongoing, we plan to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls. However, we cannot be certain that our efforts will successfully remediate our material weaknesses.
Newsmax Inc.’s future compliance with Section 404 of the Sarbanes-Oxley Act may require that it incur substantial accounting expenses and expend significant management efforts. Newsmax Inc. may not be able to complete its evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if Newsmax Inc. identifies one or more material weaknesses in its internal control over financial reporting, it may be unable to assert that its internal control over financial reporting is effective. Any failure to maintain internal control over financial reporting could severely inhibit Newsmax Inc.’s ability to accurately report our financial condition, results of operations or cash flows. If Newsmax Inc. is unable to conclude that its internal control over financial reporting is effective, it could lose investor confidence in the accuracy and completeness of its financial reports, the value of the Shares could decline, and it could be subject to sanctions or investigations by regulatory authorities. Failure to remediate any material weakness in Newsmax Inc.’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict Newsmax Inc.’s future access to the capital markets.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting due to a transition period established by the rules of the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table presents information with respect to our executive officers and directors as of the date hereof:

Name	Age	Position at Newsmax Inc.	Position at Newsmax Media
Officers:
Christopher Ruddy	60	Chief Executive Officer	Chief Executive Officer
Darryle Burnham	60	Chief Financial Officer	Chief Financial Officer
Andrew Brown	55	N/A	Chief Operating Officer

Directors:
Christopher Ruddy	60	Director	Chief Executive Officer and Director
Nancy G. Brinker	77	Director	N/A
Christopher N. Cox	45	Director	N/A
R. Alexander Acosta	56	Director	N/A
The business background and certain other information about our directors and executive officers is set forth below.
Christopher Ruddy is the Chief Executive Officer and is a member of the board of directors of Newsmax Inc. and Newsmax Media. Mr. Ruddy founded Newsmax Media in 1998. Prior to founding Newsmax, Mr. Ruddy worked as a journalist at the New York Post and Pittsburgh Tribune-Review. Mr. Ruddy was recognized in Multichannel News’ “News Titans”: Top 10 People to Know in TV News in 2017, and by Newsweek as one of America’s top 20 most influential news media personalities. Mr. Ruddy served as a member of the Knight Foundation’s Commission on Trust, Media and American Democracy and previously as a member of Dr. Henry Kissinger’s Counsel for the Center for Strategic and International Studies. Mr. Ruddy holds a bachelor of arts summa cum laude from St. John’s University and a master’s degree in public policy from the London School of Economics. Mr. Ruddy has also been a Media Fellow at the Hoover Institution at Stanford University. Mr. Ruddy’s experience and proven success in news media, well qualifies him to serve as a member of our board of directors and our Chief Executive Officer and adds significant strategic and business expertise.

Darryle Burnham is the Chief Financial Officer of Newsmax Inc. and of Newsmax Media. Mr. Burnham has been with Newsmax Media since 2008. Prior to joining Newsmax Media, Mr. Burnham was Director of Finance and Operations at CopperCom Inc., Corporate Treasurer for Sleepmaster LLC (dba Serta Mattress) and Finance Manager of Procurement for Scientific Atlanta, Inc. (acquired by Cisco Systems in 2005). Mr. Burnham holds a bachelor of science degree from Florida Atlantic University and studied computer information systems at Lynn University.

Andrew Brown is the Chief Operating Officer of Newsmax Media. Mr. Brown joined Newsmax Media in 2012 as director of operations for Humanix Publishing. In October 2014, Mr. Brown was promoted to Chief Operations Officer at Newsmax Media. Mr. Brown is responsible for the day-to-day operations and oversees the operational infrastructure, IT and facilities. Prior to Newsmax, Mr. Brown was the production director at Scribe Inc., overseeing all aspects of workflow and technology. He also served as a software product manager at Managing Editor Inc., responsible for newspaper and magazine software, and was an editor at The Commercial Dispatch. Mr. Brown earned a bachelor of science degree from Mississippi State University.

Non-Employee Directors

Nancy Goodman Brinker has served as a director of the Company since April 2024. Ms. Brinker is the founder of The Promise Fund and Susan G. Komen for the Cure. Ms. Brinker was also United States Ambassador to Hungary from 2001 to 2003 and Chief of Protocol of the United States from 2007 to the end of the George W. Bush administration. In 2011, she was appointed a Goodwill Ambassador for Cancer Control by the World Health Organization. For her work on breast cancer research, Time magazine named Ms. Brinker to its 2008 list of the 100 most influential people in the world. Ms. Brinker was awarded the Presidential Medal of Freedom by Barack Obama in August 2009. Ms. Brinker is a lifetime member of the Council on Foreign Relations and has received numerous accolades for her global work, including the prestigious Mary Woodard Lasker Award for Public Service, the Champions of Excellence Award presented by the Centers for Disease Control, the Porter Prize presented by the University of Pittsburgh Graduate School of Public Health, the Forbes Trailblazer Award, Ladies Home Journal’s “100 Most Important Women of the 20th Century”, and the Anti-Defamation League Americanism Award. In 2015, Ms. Brinker was inducted to the National Women’s Hall of Fame and in 2016 she received the Order of Lincoln Award – Illinois’ highest honor for professional achievement and public service. We believe that Ms. Brinker’s extensive experience and record of achievement in public service provide her with the qualification to serve as a director.

Christopher Nixon Cox has served as a director of the Company since April 2024. Mr. Cox is an American lawyer based in New York. He is the only child of Tricia Nixon Cox and Edward F. Cox, and grandson of President Richard Nixon and First Lady Pat Nixon. Mr. Cox also serves as the Chief Executive Officer of Lightswitch Capital, a private equity fund investing in biotech companies. He has been involved in private equity transactions for over two decades. Mr. Cox also serves as the chairman of the board of directors for High-Trend International Group (NASDAQ: HTCO) and as lead independent board member of Alto Neuroscience (NYSE: ANRO). Previously, Mr. Cox was a corporate associate at the law firm of Weil, Gotshal & Manges, where he worked in the Private Equity Group, and recently, Mr. Cox was Vice Chairman of BrightSphere Investment Group. Mr. Cox graduated from Princeton University with an A.B. in Politics and received his J.D. from NYU School of Law. We believe that Mr. Cox’s experience in business, law and corporate transactions provide him with the qualification to serve as a director.

Rene Alexander Acosta has served as a director of the Company since March 2025. Mr. Acosta served as the 27th Secretary of the Department of Labor from April 2017 to July 2019 following his appointment by President Trump. Mr. Acosta also serves as a strategic consultant and the sole member of Acosta Group, LLC and sits on the board of the private non-profit corporations Job Creators Network, Salient Publications, Inc. and State Leadership Foundation. Previously, Mr. Acosta was the Chairman of the Board of U.S. Century Bank from January 2014 to April 2017, the Dean of the Florida International University School of Law from July 2009 to April 2017, and a United States Attorney for the Southern District of Florida from June 2005 to June 2009. Mr. Acosta graduated from Harvard College with a B.A. and received his J.D. from Harvard Law School. We believe that Mr. Acosta’s extensive experience in government, law and finance provide him with the qualification to serve as a director.

Arrangements Between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Family Relationships

There are no family relationships between any of our directors, director nominees or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or officers has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Director Independence

Our board of directors has determined that Rene Alexander Acosta is considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an executive officer or employee of the Company who does not have a relationship that, in the option of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Because we are a “controlled company” under NYSE rules, we are not required to have a majority independent board of directors. However, we are required to have an audit committee composed of a minimum of three independent directors. Pursuant to NYSE’s phase-in rules, we were permitted to have one independent member on our audit committee on the date of our listing on NYSE. We will have at least two independent members on our audit committee within 90 days of the qualification of our post-effective amendment to our offering statement on Form 1-A (March 26, 2025), and we will have three independent members of our audit committee within one year of the qualification of our post-effective amendment to our offering statement on Form 1-A.

Our Board of Directors

Our board of directors consists of four members. At least one additional member will be appointed to our board of directors within 90 days of the qualification of our post-effective amendment to our offering statement on Form 1-A, and two members will have been appointed to our board of directors within one year of the qualification of our post-effective amendment to our offering statement on Form 1-A, for a total of six members. Our board of directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our board of directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our board of directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our board of directors also risks relating to various developments such as acquisitions, debt and equity offerings, and new service offerings.

Board Committees

Our board of directors has an audit committee. The audit committee has a written charter, which is available on our corporate website, Newsmax.com.

Audit Committee

Mr. Acosta is currently the sole member and chair of our audit committee. We will have at least two independent members on our audit committee within 90 days of the qualification of our post-effective amendment to our offering statement on Form 1-A, and we will have three independent members of our audit committee within one year of the qualification of our post-effective amendment to our offering statement on Form 1-A.

Our board of directors has affirmatively determined that Mr. Acosta meets the definition of “independent director” under the NYSE rules, and that he meets the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the NYSE rules. In addition, our board of directors has determined that Mr. Acosta will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, The audit committee responsibilities include:

●
overseeing the compensation and work of and performance by our independent registered public accounting firm and any other registered public accounting firm performing audit, review or attestation services for us;

●	engaging, retaining and terminating our independent registered public accounting firm and determining the terms thereof;

●	assessing the qualifications, performance and independence of the independent registered public accounting firm;

●	evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;

●	reviewing and discussing the audit results, including any comments and recommendations of the independent registered public accounting firm and the responses of management to such recommendations;

●	reviewing and discussing the annual and quarterly financial statements with management and the independent registered public accounting firm;

●	producing a committee report for inclusion in applicable Commission filings;

●	reviewing the adequacy and effectiveness of internal controls and procedures;

●
establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee;

●	reviewing transactions with related persons for potential conflict of interest situations and

●	Reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our code of business conduct and ethics is posted on our corporate website. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our corporate website or in filings under the Exchange Act.

Indemnification of Directors and Officers

Article VII of Newsmax Inc.’s Amended and Restated Articles of Incorporation provides that Newsmax Inc. shall, to the fullest extent legally permissible under the provisions of the FBCA, as the same may be amended and supplemented, indemnify any person who was or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civi1, criminal, administrative, or investigative (other than an action by or in the right of Newsmax Inc.) by reason of the fact that the person is or was a director or officer of Newsmax Inc., against expenses (including attorney’s fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any action, suit, or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of Newsmax Inc., and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. Pursuant to Newsmax Inc.’s Articles of Incorporation, such indemnification or advancement of expenses provided by, or granted pursuant to, Section 607.0850 of the FBCA, shall not be deemed exclusive of any other rights to which an indemnified party may be entitled under any bylaw, agreement or resolution adopted by Newsmax Inc.’s board of directors.

Article IX of Newsmax Inc.’s Amended and Restated Bylaws provides that to the fullest extent permitted under the law of the State of Florida, Newsmax Inc. shall have the power to indemnify, and shall indemnify, any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of Newsmax Inc.) by reason of the fact that the person is or was serving at the request of Newsmax Inc. as a director, officer, employee or agent of Newsmax Inc., against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit, or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of Newsmax Inc., and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and/or any other disposition of the Company’s securities and material non-public information that is reasonably designed to promote compliance with insider trading laws, rules, regulations, and applicable NYSE standards. Our insider trading policy applies to the Company’s directors, officers, employees of the Company and its subsidiaries, and any other persons, such as consultants, contractors, temporary staff, family members, and controlled entities who have access to material nonpublic information or are designated by the Company as subject to such policy. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The following section describes our compensation program for 2024 and the compensation of our Chief Executive Officer and other two most highly compensated executive officers (each, a “Named Executive Officer” or “NEO”) during 2024. For 2024, the following individuals were our Named Executive Officers:

●	Christopher Ruddy, Chief Executive Officer

●	Darryle Burnham, Chief Financial Officer

●	Andrew Brown, Chief Operating Officer

Detailed information on the compensation for our NEOs is presented in the following tables and accompanying narrative.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our NEOs for the year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)	(i)	(j)
Christopher Ruddy Chief Executive Officer (1)	2024	$	$373,077	$	$275,000	$	$0	$	$0	$	$0	$0	$265,462	$913,539
Darryle Burnham Chief Financial Officer	2024	$	$357,000	$	$0	$	$0	$	$100,000	$	$0	$0	$32,453	$489,453
Andrew Brown Chief Operating Officer	2024	$	$175,396	$	$0	$	$0	$	$25,000	$	$0	$0	$8,707	$209,103

(1)	All amounts listed in this table for Mr. Ruddy include a portion of compensation and expense reimbursement paid to Crown Reserve LLC, an entity wholly owned by Mr. Ruddy.

(2)
Amounts reported represent the aggregate grant date fair value of equity awards granted to the named executive officers, computed in accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC, Topic 718. Additional information regarding the assumptions made in calculating the grant date for the value of the equity awards reported in this column will be provided in the notes to the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(3)	For 2024, all other compensation for each NEO includes the following:

Name	Car and Auto Insurance Payment ($)	Tax Gross Up ($)	Apartment Reimbursement	Personal Liability Insurance Premium $	Life Insurance Payments	401(k) Match	Total ($)
Christopher Ruddy (1)	$27,298	$48,790	$124,771	$799	$46,746	$17,058	$265,462
Darryle Burnham (2)	$13,018	$2,449	$0	$0	$0	$16,986	$32,453
Andrew Brown (3)	$0	$0	$0	$0	$0	$8,707	$8,707

(1)
We pay directly Mr. Ruddy’s car lease payments and auto insurance, provide matching contributions under the terms of our 401(k) plan and pay a portion of various life insurance and other personal liability insurance premiums. In addition, prior to August 1, 2024 we reimbursed Mr. Ruddy for the costs of his apartment in New York City, which was used by Mr. Ruddy when he worked out of our New York City office. Starting on August 1, 2024, we leased our own apartment in New York City as a corporate apartment, the use of which we provide to Mr. Ruddy when he is working out of our New York City office.

(2)
We reimburse Mr. Burnham’s car lease payments (and provide a tax gross up to cover certain taxes due by Mr. Burnham as a result of such reimbursement) and provide matching contributions under the terms of our 401(k) plan.

(3)	We provide Mr. Brown matching contributions under the terms of our 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our Named Executive Officers that were outstanding as of December 31, 2024 and reflects the Forward Stock Split. There were no other equity awards held by our NEOs as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Darryle Burnham	22,190	0	0	30,539.29	6/8/2031	0	0	0	0
	18,605	0	0	36,308.56	6/29/2033	0	0	0	0
Andrew Brown	5,548	0	0	30,539.29	6/8/2031	0	0	0	0
	4,668	0	0	36,308.56	6/29/2033	0	0	0	0

(1)	All option awards were fully vested on December 31, 2024.

Employment Agreements

We have entered into the following employment agreements with our Named Executive Officers:

Christopher Ruddy

In June 2024, we entered into an Amended and Restated Employment Agreement with Mr. Ruddy, pursuant to which Mr. Ruddy serves as our President and Chief Executive Officer. Mr. Ruddy’s employment agreement provides for a base salary of $400,000 and provides that he will be eligible for annual merit-based increases of such salary or cost-of-living increases at the discretion of our board of directors (the “Board”). The Board shall also determine any bonus opportunities or other compensation to be provided to Mr. Ruddy.

Mr. Ruddy is eligible to participate in our benefit plans, including but not limited to, group hospitalization, health, life, disability, travel or accident insurance, equity incentive plan, retirement income or pension plan, 401(k) plan or other present or future group employee benefit plan or program for which executives are or will become eligible. Mr. Ruddy is entitled to accumulate twenty-seven (27) days of PTO per year (provided, that if at the end of each calendar year, Mr. Ruddy has more than ten (10) PTO days accrued and unused, then the Company shall pay him the value of such excess PTO days in cash during the first payroll run of the new calendar year), and is also entitled to receive (i) reimbursement for insurance expenses associated with personal liability, personal liability umbrella and life insurances in which an affiliate of Mr. Ruddy (or his trust) is the beneficiary; (ii) reimbursement for car expenses (including, but not limited to lease and insurance payment); and (iii) a housing allowance for all expenses in connection with an apartment located in New York, NY to be used at his sole discretion, including for travel to our offices in New York, NY (and a tax gross-up to cover any taxes resulting from such expenses and such tax gross-up).

Pursuant to Mr. Ruddy’s employment agreement, in the event that his employment is terminated by the Company without cause, or if he resigns for “good reason,” he will be entitled to (i) severance compensation in an amount equal to 24 months of his then-current base salary; (ii) any bonuses earned, but not yet paid for any completed full fiscal year or calendar quarter immediately preceding the termination date; (iii) continuation of health benefits for a period of 24 months and (iv) payout of his accrued vacation.

In the event that Mr. Ruddy’s employment is terminated by reason of his death or disability, the Company shall pay him (or his estate, as applicable) a payout for his accrued vacation.

Darryle Burnham

In June 2024, we entered into an Amended and Restated Employment Agreement with Mr. Burnham, pursuant to which Mr. Burnham serves as our Chief Financial Officer. Mr. Burnham’s employment agreement provides for a base salary of $357,000 and provides that he will be eligible for annual merit-based increases of such salary or cost-of-living increases at the discretion of the Company. The Chief Executive Officer of the Company shall also determine any bonus opportunities or other compensation to be provided to Mr. Burnham.

Mr. Burnham is eligible to participate in our benefit plans, including but not limited to, group hospitalization, health, life, disability, travel or accident insurance, equity incentive plan, retirement income or pension plan, 401(k) plan or other present or future group employee benefit plan or program for which executives are or will become eligible. Mr. Burnham is entitled to accumulate twenty-seven (27) days of PTO per year (provided, that if at the end of each calendar year, Mr. Burnham has more than ten (10) PTO days accrued and unused, then the Company shall pay him the value of such excess PTO days in cash during the first payroll run of the new calendar year), and is also entitled to receive reimbursement for lease payments for a vehicle approved by the Company.

Pursuant to Mr. Burnham’s employment agreement, in the event that his employment is terminated by the Company without cause, or if he resigns for “good reason,” he will be entitled to (i) severance compensation in an amount equal to 24 months of his then-current base salary; (ii) any bonuses earned, but not yet paid for any completed full fiscal year or calendar quarter immediately preceding the termination date; (iii) continuation of health benefits for a period of 24 months and (iv) payout of his accrued vacation.

In the event that Mr. Burnham’s employment is terminated by reason of his death or disability, the Company shall pay him (or his estate, as applicable) a payout for his accrued vacation.

Andrew Brown

Mr. Brown is not employed by us pursuant to any employment agreement. In the event that Mr. Brown’s employment is terminated by reason for any reason, we are not obligated to pay any amounts to him as severance compensation or benefits.

Annual Incentives

Our compensation program for Named Executive Officers and other executive officers includes eligibility for annual cash bonuses. The annual bonuses are discretionary and are paid, if at all, based on our performance and the applicable executive’s performance. Generally, the Board determines bonuses for Mr. Ruddy and Mr. Ruddy, as the CEO, determines the amount of bonuses for our other NEOs. With respect to 2024, our Board in view of our performance last year, awarded Mr. Ruddy a discretionary bonus in the amount set forth in the Summary Compensation Table above, and Mr. Ruddy determined that that no discretionary bonuses shall be paid to our other NEOs with respect to 2024.

Long-Term Incentives

Equity-based awards are a variable element of compensation that allows us to reward our NEOs for their sustained contributions to the Company. Equity awards reward performance and continued employment by a NEO, with associated benefits to the Company of attracting and retaining employees. We believe that equity-based compensation, including but not limited to stock options and restricted stock, will provide NEOs with a strong link to long-term corporate performance and the creation of shareholder value.

On May 22, 2024, the Board approved the Company’s assumption of the Newsmax Media, Inc. Equity Incentive Plan (the “Plan”) and certain stock option awards granted thereunder. Under the Plan, 240 shares of the Company’s Class B Common Stock are available for grant.

The Company may grant incentive stock options (or “ISOs”), non-statutory stock options or restricted stock to participants under the Plan. The Plan will terminate upon the expiration of a 10 year term, and awards issued thereunder shall expire as provided in the award agreement with respect thereto.

Other Benefits

We offer standard health, dental, life and disability insurance benefits, as well as a 401(k) plan with a company match, to our NEOs, on the same terms and conditions as provided to all eligible employees. We do not offer a deferred compensation plan or pension plan.

Director Compensation

The following Director Compensation Table sets forth the compensation of our non-employee directors for the fiscal year ending December 31, 2024.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Shaun Doherty(3)	$0	$0	$0	$0	$0	$0	$0
Christopher Cox	$0	$0	$0	$0	$0	$0	$0
Nancy Brinker	$0	$0	$25,000	$0	$0	$0	$25,000

(1)	We did not pay any cash fees to our non-employee directors in 2024.

(2)
On January 1, 2024, we granted a stock option award with respect to 0.69 shares (4,668 shares reflecting the Forward Stock Split) of the Company’s Class B Common Stock to Ms. Brinker, which vests in full on January 1, 2025. The amount shown above reflects the aggregate grant date fair value of such award computed in accordance with FASB’s ASC Topic 718. Other than this stock option award to Ms. Brinker, our non-employee directors hold no other equity incentive awards. Additional information regarding the assumptions made in calculating the grant date for the value of the equity awards reported in this column will be provided in the notes to the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(3)	Mr. Doherty resigned from the Board effective January 30, 2024.

Narrative to Director Compensation Table

Following our initial public offering, on March 28, 2025, we adopted a Director Compensation Policy, which is summarized as follows:

Each non-employee director shall be entitled to receive an annual cash retainer in the amount of $75,000, which shall be payable in equal quarterly installments. Each non-employee director who serves as a Chairperson of the Board shall receive an additional cash retainer in the amount of $10,000, which shall be payable in equal quarterly installments. The payment of such amounts with respect to the first quarter of 2025 shall be prorated from the date of adoption of our Director Compensation Policy and paid concurrently with the applicable payment amounts for the second quarter of 2025.

For each Board committee upon which a non-employee director serves, such non-employee director shall receive an annual cash retainer in the amount of $7,500, which shall be payable in equal quarterly installments. For each Board committee upon which a non-employee director serves as a member and a Chairperson, such non-employee director shall receive an additional cash retainer in the amount of $2,500, which shall be payable in equal quarterly installments.

The payment of such amounts with respect to the first quarter of 2025 shall be prorated from the date of adoption of our Director Compensation Policy and paid concurrently with the applicable payment amounts for the second quarter of 2025.

In addition, each non-employee director shall be entitled to receive an annual equity award, which shall be granted (A) with respect to calendar year 2025, on the date of adoption of the Director Compensation Policy, and (B) with respect to any other calendar year, on the date of the Company’s annual shareholder meeting for such year. Subject to the non-employee director’s continued service, such equity awards shall vest upon the one-year anniversary of the date of grant. The number of shares of Class B Common Stock subject to such awards shall be determined by dividing $175,000 by the Fair Market Value (as such term is defined in the Company’s 2025 Plan (as defined below) or its successor plan) of the Company’s Class B Common Stock on the date of grant of such award.

Subject to the Company’s expense reimbursement policy, each non-employee director shall be reimbursed for reasonable travel and other business expenses in connection with attending meetings of the Board or its committees, as applicable; provided, that any expenses in excess of $2,500 is subject to prior approval by the Company’s Chief Executive Officer.

Prior to the adoption of our Director Compensation Policy, our non-employee directors were paid such amounts for their services as was determined by the Board from time to time. In addition. each director or member of a committee of the Board was eligible to be reimbursed for expenses, if any, of attendance at each meeting of the Board or committee thereof, as applicable.

2025 Omnibus Equity Incentive Plan

On March 28, 2025, the Board adopted our 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) and it was approved by our shareholders on March 24, 2025 (the “Effective Date”).

Under the 2025 Plan, 6,500,000 shares of Class B Common Stock are initially available for grant.

Our administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Plan. It is anticipated that the Plan will be administered by the Board.

Rationale for the 2025 Plan

Grants of options, stock appreciation rights, restricted shares of common stock, restricted stock units and other stock-based awards to our employees, directors and independent contractors are an important part of our long-term incentive compensation program, which we use in order to strengthen the commitment of such individuals to us, motivate them to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated individuals whose efforts are expected to result in our long-term growth and profitability.

The number of shares available for grant under the 2025 Plan is designed to enable the Company to properly incentivize its employees and management teams over a number of years on a going-forward basis.

Shares Available; Certain Limitations

The maximum number of shares of common stock reserved and available for issuance under the 2025 Plan is 6,500,000 shares of common stock, provided that such number of shares shall increase annually on January 1 of each year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the Plan, by a number of shares of common stock equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by the Board; provided further that shares of common stock issued under the 2025 Plan with respect to an Exempt Award will not count against the share limit. Under the 2025 Plan, an “Exempt Award” is (i) an award granted in the assumption of, or in substitution for, outstanding awards previously granted by another business entity acquired by us or any of our subsidiaries or with which we or any of our subsidiaries merges, (ii) an “employment inducement” award as described in the applicable stock exchange listing manual or rules; or (iii) an award that a participant purchases at fair market value.

No more than 6,500,000 shares of Class B Common Stock shall be issued pursuant to the exercise of ISOs, provided that such number of shares shall increase annually on January 1 of each year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the Plan by a number of shares of common stock equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year, (B) 6,500,000 shares of common stock, and (C) such lesser number of shares of common stock as determined by the Board.

New shares reserved for issuance under the 2025 Plan may be authorized but unissued shares of common stock or shares of common stock that will have been or may be reacquired by us in the open market, in private transactions or otherwise. If any shares of common stock subject to an award are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares to the participant, the shares of common stock with respect to such award will, to the extent of any such forfeiture, cancellation, exchange, surrender, termination or expiration, again be available for awards under the Plan except that (i) any shares of common stock reacquired by us on the open market or otherwise using cash proceeds from the exercise of options, and (ii) any shares of common stock surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award will not again be available for awards under the Plan. If an award is denominated in shares of common stock, but settled in cash, the number of shares of common stock previously subject to the award will again be available for grants under the 2025 Plan. If an award can only be settled in cash, it will not be counted against the total number of shares of common stock available for grant under the 2025 Plan. However, upon the exercise of any award granted in tandem with any other awards, such related awards will be cancelled as to the number of shares as to which the award is exercised and such number of shares of common stock will no longer be available for grant under the 2025 Plan.

As exhibited by our responsible use of equity over the past several years and good corporate governance practices associated with equity and executive compensation practices in general, the stock reserved under the 2025 Plan will provide us with the platform needed for our continued growth, while managing program costs and share utilization levels within acceptable industry standards.

Description of 2025 Plan

The following is a summary of the material features of the 2025 Plan. This summary is qualified in its entirety by the full text of the 2025 Plan, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.12.

Types of Awards. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available” are incorporated herein by reference.

Administration. The 2025 Plan will be administered by the Board, or if the Board does not administer the 2025 Plan, a committee or subcommittee of the Board that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (each of our board of directors or such committee or subcommittee, the “plan administrator”). The plan administrator may interpret the 2025 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2025 Plan.

The 2025 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units. Restricted stock and RSUs may be granted under the 2025 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2025 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in installments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a shareholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting, but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options. Incentive stock options and non-statutory stock options may be granted under the 2025 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Internal Revenue Code. A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Internal Revenue Code. A non-statutory stock option under the 2025 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent shareholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the administrator in its sole discretion, (i) through any cashless exercise procedure approved by the administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a shareholder with respect to the shares of common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant's termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights. SARs may be granted either alone (a “Free-Standing Right”) or in conjunction with all or part of any option granted under the 2025 Plan (a “Related Right”). A Free-Standing Right will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the Free-Standing Right (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A Related Right will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a Free-Standing Right may not exceed ten years from the date of grant. The exercise period of a Related Right will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a shareholder with respect to the shares of common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of an participant's termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards. The administrator may grant other stock-based awards under the 2025 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued hereunder shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments. In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common stock, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the 2025 Plan; (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2025 Plan; (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2025 Plan; and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may, subject in all events to the requirements of Section 409A of the Internal Revenue Code, terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to ISOs will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control. The 2025 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, if a “change in control” (as defined below) occurs and a participant is employed by us or any of our affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2025 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. If the administrator determines in its discretion to accelerate the vesting of options and SARs in connection with a change in control, the administrator shall also have discretion in connection with such action to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2025 Plan, a “change in control” means, in summary, the occurrence of any of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our board of directors; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our board of directors immediately prior to the merger or consolidation continuing to represent at least a majority of the board of directors of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) shareholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our shareholders in substantially the same proportions as their ownership of us immediately prior to such sale; or (B) a sale or disposition to an entity controlled by our board of directors. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our shareholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2025 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the 2025 Plan

The 2025 Plan provides our board of directors with authority to amend, alter or terminate the 2025 Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Shareholder approval of any such action will be obtained if required to comply with applicable law. The 2025 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback

If we are required to prepare an accounting restatement of our financial statements due to our material noncompliance (whether one occurrence or a series of occurrences of noncompliance) with any financial reporting requirement under the securities laws, then the administrator may require any Section 10D-1(d) of the Exchange Act “executive officer” to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 10D-1(d) executive officer during the preceding three (3) completed fiscal years that the administrator determines was in excess of the amount that such Section 10D-1(d) executive officer would have received had such cash or equity incentive compensation been calculated based on the restated amounts reported in the restated financial statement. The administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 10D-1(d) executive officer (which shall be made irrespective of any fault, misconduct or responsibility of each Section 10D-1(d) executive officer). The amount and form of the incentive compensation to be recouped shall be determined by the administrator in its sole and absolute discretion, and calculated on a pre-tax basis.

US Federal Income Tax Consequences

The following is a summary of certain United States federal income tax consequences of awards under the 2025 Plan. It does not purport to be a complete description of all applicable rules, and those rules (including those summarized here) are subject to change.

Non-Qualified Stock Options. A participant who has been granted a non-qualified stock option will not recognize taxable income upon the grant of a non-qualified stock option. Rather, at the time of exercise of such non-qualified stock option, the participant will recognize ordinary income for income tax purposes in an amount equal to the excess of the fair market value of the shares of common stock purchased over the exercise price. We generally will be entitled to a tax deduction at such time and in the same amount that the participant recognizes ordinary income. If shares of common stock acquired upon exercise of a non-qualified stock option are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of such exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant.

Incentive Stock Options. In general, no taxable income is realized by a participant upon the grant of an ISO. If shares of common stock are purchased by a participant, or option shares, pursuant to the exercise of an ISO granted under the 2025 Plan and the participant does not dispose of the option shares within the two-year period after the date of grant or within one year after the receipt of such option shares by the participant, such disposition a disqualifying disposition, then, generally (1) the participant will not realize ordinary income upon exercise and (2) upon sale of such option shares, any amount realized in excess of the exercise price paid for the option shares will be taxed to such participant as capital gain (or loss). The amount by which the fair market value of the common stock on the exercise date of an ISO exceeds the purchase price generally will constitute an item which increases the participant’s “alternative minimum taxable income.” If option shares acquired upon the exercise of an ISO are disposed of in a disqualifying disposition, the participant generally would include in ordinary income in the year of disposition an amount equal to the excess of the fair market value of the option shares at the time of exercise (or, if less, the amount realized on the disposition of the option shares), over the exercise price paid for the option shares. Subject to certain exceptions, an option generally will not be treated as an ISO if it is exercised more than three months following termination of employment. If an ISO is exercised at a time when it no longer qualifies as an ISO, such option will be treated as a nonqualified stock option as discussed above. In general, we will receive an income tax deduction at the same time and in the same amount as the participant recognizes ordinary income.

Stock Appreciation Rights. A participant who is granted an SAR generally will not recognize ordinary income upon receipt of the SAR. Rather, at the time of exercise of such SAR, the participant will recognize ordinary income for income tax purposes in an amount equal to the value of any cash received and the fair market value on the date of exercise of any shares of common stock received. We generally will be entitled to a tax deduction at such time and in the same amount, if any, that the participant recognizes as ordinary income. The participant’s tax basis in any shares of common stock received upon exercise of an SAR will be the fair market value of the shares of common stock on the date of exercise, and if the shares are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant.

Restricted Stock. A participant generally will not be taxed upon the grant of restricted stock, but rather will recognize ordinary income in an amount equal to the fair market value of the shares of common stock at the earlier of the time the shares become transferable or are no longer subject to a substantial risk of forfeiture (within the meaning of the Code). We generally will be entitled to a deduction at the time when, and in the amount that, the participant recognizes ordinary income on account of the lapse of the restrictions. A participant’s tax basis in the shares of common stock will equal their fair market value at the time the restrictions lapse, and the participant’s holding period for capital gains purposes will begin at that time. Any cash dividends paid on the shares of common stock before the restrictions lapse will be taxable to the participant as additional compensation and not as dividend income, unless the individual has made an election under Section 83(b) of the Code. Under Section 83(b) of the Code, a participant may elect to recognize ordinary income at the time the restricted shares are awarded in an amount equal to their fair market value at that time, notwithstanding the fact that such stock is subject to restrictions or transfer and a substantial risk of forfeiture. If such an election is made, no additional taxable income will be recognized by such participant at the time the restrictions lapse, the participant will have a tax basis in the shares of common stock equal to their fair market value on the date of their award, and the participant’s holding period for capital gains purposes will begin at that time. We generally will be entitled to a tax deduction at the time when, and to the extent that, ordinary income is recognized by such participant.

Restricted Stock Units. In general, the grant of RSUs will not result in income for the participant or in a tax deduction for us. Upon the settlement of such an award in cash or shares of common stock, the participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction at the same time and in the same amount.

Other Awards. With respect to other stock-based awards, generally when the participant receives payment in respect of the award, the amount of cash and/or the fair market value of any shares of common stock or other property received will be ordinary income to the participant, and we generally will be entitled to a tax deduction at the same time and in the same amount.

New Plan Benefits

Future grants under the 2025 Plan will be made at the discretion of the plan administrator and, accordingly, are not yet determinable. In addition, benefits under the 2025 Plan will depend on a number of factors, including the fair market value of our common stock on future dates and the exercise decisions made by participants. Consequently, at this time, it is not possible to determine the future benefits that might be received by participants receiving discretionary grants under the 2025 Plan.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 28, 2025 by:

●	each of our named executive officers;

●	each of our directors and director nominees;

●	all of our current and proposed directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Common Stock that may be acquired by an individual or group within 60 days of March 28, 2025, pursuant to the exercise of options or warrants or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 128,188,655 shares of Common Stock issued and outstanding, consisting of 39,239,297 shares of Class A Common Stock and 88,949,358 shares of Class B Common Stock issued and outstanding as of March 28, 2025.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Newsmax Inc., 750 Park of Commerce Drive, Suite 100, Boca Raton, Florida 33487.

	Shares of Common Stock Beneficially Owned
	Class A		Class B
Name of Beneficial Owner	Shares	%	Shares		%
Directors and Executive Officer:
Christopher Ruddy, Director and Chief Executive Officer (1)	39,239,297	100	39,239,297		30.6%
Darryle Burnham, Chief Financial Officer	-	*	40,795	(2)	*
Nancy G. Brinker, Director	-	*	54,597	(3)	*
R. Alexander Acosta, Director	-	*	-		*
Andrew Brown, Chief Operating Officer	-	*	10,216	(4)	*

Directors and Executive Officers as a group (5 persons) 5% or Greater Stockholders:	39,239,297	100	105,608		*
Christopher Ruddy Revocable Trust dated October 12, 2007(1)	39,239,297	100	-		*
Conyers Investments LLC (5)	-	*-	23,045,352		25.9%
Naples Investment HoldCo, LLC (6)(7)	-	*-	19,737,553		22.2%

*	Indicates beneficial ownership of less than 1%.

69

(1)
The 39,239,297 shares of Class A Common Stock beneficially owned by Christopher Ruddy are held by the Christopher Ruddy Revocable Trust dated October 12, 2007 (the “Trust”). Mr. Ruddy is the trustee of the Trust and is deemed to beneficially own the shares of Class A Common Stock owned by the Trust and has sole voting and dispositive powers over its shares. The business address of the Trust is 750 Park of Commerce Drive, Suite 100, Boca Raton, Florida 33487.

(2)	Consists of 40,795 shares of Class B Common Stock issuable upon the exercise of options.
(3)	Consists of 54,597 shares of Class B Common Stock issuable upon the exercise of options.
(4)	Consists of 10,216 shares of Class B Common Stock issuable upon the exercise of options.
(5)
Conyers Investments LLC is a Connecticut limited liability company. Thomas Peterffy, as the manager of Conyers Investments LLC, may be deemed to beneficially own the shares of Class B Common Stock owned by Conyers Investments LLC and has voting and dispositive powers over its shares. Conyers Investments LLC’s business address is 777 S. Flagler Drive, #1001 East, West Palm Beach, Florida 33401.

(6)
Naples Investment Holdco LLC (“Holdco”) is a Delaware limited liability company. Heritage Investments Limited Partnership (“Heritage Investments LP”) is the sole member of Holdco. Heritage GP Limited (“Heritage GP”) is the general partner of Heritage Investments LP. Heritage Investment Holdings Limited (“Holdings Limited”) serves as the sole director of Heritage GP. GTCS Directors Limited (“GTCS Directors”) serves as the sole director of Holdings Limited and Heritage Holdings Bare Trust (“Heritage Trust”) is the sole member of Holdings Limited. GTCS Nominees Limited (“GTCS Nominee”) serves as trustee of the Heritage Trust and Sheikh Sultan bin Jassim Al-Thani is the sole beneficiary of the Heritage Trust. Each of Heritage Investments LP, Heritage GP, Holdings Limited, GTCS Directors, Heritage Trust, GTCS Nominee and Sheikh Sultan bin Jassim Al-Thani may be deemed to beneficially own the shares owned directly by Holdco. The principal business address of each of the persons and entities named in this footnote is 13a St George Street, London, United Kingdom, W1S 2FQ.

(7)
Naples Investment Holdco LLC granted to the Trust a proxy pursuant to which the Trust may vote all of the shares of the Series A-3 Preferred Stock on matters submitted to stockholder vote, subject to certain exceptions, including, but not limited to, the right to appoint one director to the Company’s board of directors. The proxy terminates upon an initial public offering of Newsmax Inc..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have not been a party during our year ended December 31, 2024 to any transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report.

Policies and Procedures for Related Party Transactions

Our audit committee charter requires that our audit committee review and approve in advance any related party transaction. This covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed by BDO USA, P.C. as described below:

	2024	2023
Audit Fees	$1,210,000	$520,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,210,000	$520,000

Audit Fees: Audit fees consist of fees billed for professional services performed by BDO USA, P.C. for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance performed by BDO USA, P.C. There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as part of this Annual Report on Form 10-K
1.Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.
2. Consolidated Financial Statement Schedules: Financial statement schedules are omitted either due to the absence of conditions under which they are required or because the information required is included in the notes to the Company’s Consolidated Financial Statements.
(b) Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 2.8 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.9 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 3.1 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.1+	Offer Letter by and between Newsmax Media, Inc. and Andrew Brown dated August 13, 2012 (Incorporated by reference to Exhibit 6.4 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.2	Master Note by and between Newsmax Media, Inc. and The Northern Trust Company dated October 8, 2023 (Incorporated by reference to Exhibit 6.1 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.3	Assignment and Assumption Agreement by and between Newsmax Media, Inc. and Newsmax Inc. dated April 29, 2024 (Incorporated by reference to Exhibit 4.7 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).

10.4	Assignment and Assumption Agreement by and between Newsmax Media, Inc. and Newsmax Inc. dated April 29, 2024 (Incorporated by reference to Exhibit 4.8 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.5+	Amended and Restated Employment Agreement by and between Newsmax Media, Inc. and Christopher Ruddy dated June 3, 2024 (Incorporated by reference to Exhibit 6.2 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.6+	Amended and Restated Employment Agreement by and between Newsmax Media, Inc. and Darryle Burnham dated June 3, 2024 (Incorporated by reference to Exhibit 6.3 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.7	Form of Subscription Agreement for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.11 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.8	Form of Subscription Agreement (DealMaker) for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.13 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.9+	Form of Equity Incentive Plan (Incorporated by reference to Exhibit 6.6 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.1	Form of Indemnification Agreement with Executive Officers and Directors of the Company (Incorporated by reference to Exhibit 6.7 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.11+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 6.8 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.12+	2025 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 6.9 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.13+	Stock Option Agreement (2025 Omnibus Equity Incentive Plan) (Incorporated by reference to Exhibit 6.10 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (Incorporated by reference to Exhibit 99.1 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
99.1*	Written Consent of the Shareholders of Newsmax Inc. dated March 24, 2025 (Recapitalization, Appointment of Directors)
99.2*	Written Consent of the Shareholders of Newsmax Inc. dated March 24, 2025 (2025 Omnibus Equity Incentive Plan)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL.
* Filed herewith.
**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
+Indicates a management contract or compensatory plan.
¥Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2025.

NEWSMAX INC.

/s/ Christopher Ruddy
Christopher Ruddy, Chief Executive Officer and Director
Each person whose signature appears below constitutes and appoints Christopher Ruddy and Darryle Burnham, acting alone or together with the other attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Ruddy	Chief Executive Officer and Director	March 31, 2025
Christopher Ruddy	(Principal Executive Officer)

/s/ Darryle Burnham	Chief Financial Officer	March 31, 2025
Darryle Burnham	(Principal Financial and Accounting Officer)

/s/ Nancy G. Brinker,	Director	March 31, 2025
Nancy G. Brinker,

/s/ Christopher N. Cox	Director	March 31, 2025
Christopher N. Cox

/s/ R. Alexander Acosta	Director	March 31, 2025
R. Alexander Acosta

Newsmax Inc.
Index to Audited Financial Statements for the Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Newsmax Inc.
Boca Raton, Florida
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Newsmax Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, convertible and redeemable preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Ongoing Litigation
As described in Note 12 to the consolidated financial statements, the Company is a defendant in a lawsuit filed during 2021 by Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) of which the trial is set for April 28, 2025. An unfavorable outcome in this lawsuit may have material adverse effects on the Company’s continuing operations, cash flows and liquidity, and financial position. Our opinion is not modified with respect to this matter.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2022.
Miami, Florida
March 31, 2025

NEWSMAX INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,052,887	$6,037,211
Investments	58,310,955	1,221,585
Accounts receivable, net	28,265,721	21,971,756
Inventories, net	1,792,697	3,834,706
Prepaid distribution	179,624	722,651
Prepaid expenses and other current assets	5,688,910	1,628,508
Total current assets	118,290,794	35,416,417

Property and equipment, net	6,225,617	8,029,457
Right of use asset, operating lease	7,191,606	10,565,899
Other asset	13,755,420	16,812,180
Security deposits	609,426	785,878
Total assets	$146,072,863	$71,609,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	14,670,846	$19,606,959
Accrued expenses	9,882,720	2,419,837
Accrued payroll	2,220,872	1,453,444
Accrued distribution	1,068,366	1,898,593
Deferred revenue	13,652,699	14,850,053
Lease liability, operating lease	3,894,102	3,670,598
Lease liability, finance lease	199,237	169,055
Line of credit	-	500,000
Settlement liability	29,099,265	7,279,412
Warrant liability	6,499,821	-
Derivative liability	41,459,418	-
Total current liabilities	122,647,346	51,847,951

Long-term liabilities:
Deferred revenue, net of current portion	2,835,218	3,122,044
Lease liability, operating lease, net of current portion	4,049,256	7,880,413
Lease liability finance lease, net of current portion	129,930	185,393
Settlement liability, net of current portion	25,477,941	32,158,126
Total liabilities	155,139,691	95,193,927

Commitments and contingencies (Note 11)
Convertible and redeemable preferred stock, $0.001 par value; 11,034 shares authorized; and 5,575 and 5,575 shares issued and outstanding as of December 31, 2024 and December 31, 2023	128,576,901	126,018,101

Stockholders’ deficit
Convertible and redeemable preferred stock, $0.001 par value; 60,000 shares authorized; and 27,612 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	86,742,045	-
Common stock, $0.001 par value; 20,000 Class A shares authorized; 68,127,538 Class A shares issued and outstanding at December 31, 2024 and 2023, respectively; 60,000 Class B shares authorized; 0 Class B shares issued and outstanding at December 31, 2024 and 2023, respectively. (1)	10	10
Treasury stock, 27,061,584 shares at cost, respectively	(14,622,222)	(14,622,222)
Additional paid-in capital	18,056,702	18,056,702
Accumulated other comprehensive (loss)	(52,849)	-
Accumulated deficit	(227,767,415)	(153,036,687)
Total stockholders’ deficit	(137,643,729)	(149,602,197)
Total liabilities, convertible and redeemable preferred stock and stockholders’ deficit	$146,072,863	$71,609,831
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.

The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Years Ended December 31,

	2024	2023
Revenues:
Service revenue	$165,006,126	$128,839,681
Product revenue	6,010,329	6,436,346
Total revenues	171,016,455	135,276,027

Cost of services	81,716,314	74,488,412
Cost of products sold	5,252,014	4,967,584
Gross profit	84,048,127	55,820,031

General and administrative expenses:
Personnel costs	31,617,930	26,460,464
Advertising costs	16,872,315	16,981,894
Professional fees	6,714,104	5,087,614
Rent and utilities	5,978,377	5,935,762
Depreciation	3,115,635	3,164,254
Asset impairment	—	23,928,359
Other corporate matters	76,940,693	7,626,122
Other	12,617,313	11,730,832
Total general and administrative expenses	153,856,367	100,915,301

Loss from operations	(69,808,240)	(45,095,270)

Other (expense) income, net
Interest and dividend income	580,502	143,760
Interest expense	(91,540)	(39,461)
Unrealized (loss) gain on marketable securities	(290,081)	46,318
Other, net	(2,562,569)	3,186,037
Total other (expense) income, net	(2,363,688)	3,336,654

Net loss before income taxes	(72,171,928)	(41,758,616)

Income tax expense	—	18,550
Net loss	$(72,171,928)	$(41,777,166)

Other comprehensive income (loss):
Unrealized (loss) gain on available for sale debt investments, net of income tax	(52,849)	93,680
Comprehensive loss	$(72,224,777)	$(41,683,486)

Weighted average common stock outstanding, basic and diluted	41,065,954	41,065,954
Net loss per share attributable to common stockholders, basic and diluted (1)	(1.95)	(1.16)

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods periods presented for the common shares issued and outstanding. Note 1. Nature of Business.
The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	5,575	$123,466,294	41,065,954	$10	-	$-	27,061,584	$(14,622,222)	$18,056,702	$(93,680)	$(108,707,714)	$(105,366,904)

Other comprehensive loss	-	-	-	-	-	-	-	-	-	93,680	-	93,680

Dividends accretion	-	2,551,807	-	-	-	-	-	-	-	-	(2,551,807)	(2,551,807)

Net loss	-	-	-	-	-	-	-	-	-	-	(41,777,166)	(41,777,166)

Balance, December 31, 2023	5,575	126,018,101	41,065,954	10	-	-	27,061,584	(14,622,222)	18,056,702	-	(153,036,687)	(149,602,197)
		.
Sale of preferred stock					27,612	85,003,159						85,003,159

Issuance of equity-classified warrants						1,738,886						1,738,886

Other comprehensive loss	-	-	-	-	-	-	-	-	-	(52,849)	-	(52,849)

Dividends accretion	-	2,558,800		-			-	-	-	-	(2,558,800)	(2,558,800)

Net loss	-	-	-	-			-	-	-	-	(72,171,928)	(72,171,928)

Balance, December 31, 2024	5,575	$128,576,901	41,065,954	$10	$27,612	$86,742,045	27,061,584	$(14,622,222)	$18,056,702	$(52,849)	$(227,767,415)	$(137,643,729)
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods periods presented for the par value and the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(72,171,928)	$(41,777,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,172,395	3,673,715
Asset impairment	-	23,928,359
Warrant liability	6,499,821
Derivative liability	2,380,393
Bad debts	259,269	2,554,615
Unrealized loss (gain) on marketable securities	290,081	(46,318)
Non-cash lease expense	3,453,550	3,289,699
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(6,553,234)	(5,789,539)
Inventory	2,042,009	(873)
Prepaid distribution	543,027	4,347,012
Prepaid expenses	(4,060,402)	1,757,481
Other asset	-	(41,250,000)
Security deposits	176,452	5,000
Increase (decrease) in liabilities:
Accounts payable	(5,087,528)	4,495,074
Accrued expenses	7,400,084	1,159,179
Lease liabilities	(3,686,910)	(3,442,868)
Settlement liability	15,139,668	39,437,538
Deferred revenue	(1,484,180)	3,827,588
Net cash used in operating activities	(48,687,432)	(3,831,504)

Cash flows from investing activities:
Purchase of investments	(57,432,300)	-
Sale of investments	-	6,312,221
Purchase of property and equipment	(996,291)	(916,994)
Net cash (used in) provided by investing activities	(58,428,592)	5,395,227

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	125,821,070	-
Payment of line of credit	(500,000)	-
Proceeds from line of credit	-	500,000
Principal payment under finance lease obligation	(189,370)	(72,557)
Net cash provided by financing activities	125,131,700	427,443

Net change in cash	18,015,676	1,991,166
Cash and cash equivalents – beginning	6,037,211	4,046,045
Cash and cash equivalents – ending	$24,052,887	$6,037,211

Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$38,955	$132,978
Interest paid	$42,300	$24,964

Non-cash transactions:
Property and equipment acquired through accounts payable:	$151,415	$73,531
Non-cash financing activities:
Issuance of warrants resulting in recognition of warrant liabilities	$6,373,757	$-
Issuance of warrants in connection with the issuance of convertible stock	$1,738,886	$-
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. NATURE OF BUSINESS
Nature of Business
Newsmax Inc. began as Newsmax Media, Inc., a Nevada Corporation, which was incorporated on July 15, 1998, and registered on August 20, 1998, as a foreign corporation in the State of Florida. During 2014, Newsmax Media, Inc. changed its state of domicile from Nevada to Delaware. In connection with the change, the NMX Holdings, LLC entity was dissolved.
On April 14, 2024, Newsmax Media, Inc. consummated a corporate reorganization. Newsmax Inc. (the "Company") was formed as a new holding company that owns all of the outstanding shares of the operating company, Newsmax Media, Inc. The stockholders of Newsmax Media, Inc. exchanged their shares of capital stock in Newsmax Media, Inc. for the same class and number of shares in Newsmax Inc. Subsequently, Newsmax Media, Inc. changed its state of domicile from Delaware to Florida. As a result of this reorganization, Newsmax Inc. became the direct holding company and the sole shareholder of Newsmax Media, Inc. Newsmax Media, Inc.’s ownership of its subsidiaries was not affected or changed as a result of this reorganization.

The Company is a multi-platform media company that provides original news and lifestyle content using a mixed-revenue model that derives income from its linear cable television and over-the-top (“OTT”) news channels, websites, proprietary database, publishing products and e-commerce products. The Company uses original news and editorial content to draw large numbers of readers to its media outlets in order to sell advertising, print and online information products. The Company’s business operations are conducted through two operating segments, Broadcast and Digital.
Private Placement

In June 2024, the Company issued a Private Placement Memorandum ("PPM") to potential investors, aiming to raise capital through the sale of its Series B Preferred Stock in a Private Placement. The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The PPM was distributed to accredited investors as defined under Regulation D of the Securities Act of 1933. In connection with the PPM, the Company agreed to issue a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 900 shares of Series B Preferred Stock with an exercise price per share of $5,000 upon the closing of the PPM. As of December 31, 2024, the Company had raised approximately $138,000,000. The offering was closed on February 27, 2025 and raised a total of $225,000,000.

Stock Split
On March 28, 2025, a previously announced forward stock split of the Company's issued and outstanding shares of common stock at a ratio of 6,765.396-for-1 took effect. In accordance with ASC 260-10-55-12, the Company has adjusted the number of issued and outstanding common shares, par value, and the computations of basic and diluted earnings per share retroactively for all periods presented in the financial statements and related notes.

Broadcast
The broadcast segment of the Company’s business produces and licenses news, business news and lifestyle content for distribution primarily through multichannel video programming distributors (“MVPDs”) including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States.
The Company creates and broadcasts content and distributes such content using a hybrid distribution strategy of linear cable, free OTT channels and free ad-supported streaming television services (“FAST”) channels. The broadcast segment generates revenues from (1) linear TV channels, primarily through advertising sales, (2) OTT and FAST channels, primarily through revenue derived from third-party advertising in connection with services accessed through websites, apps and digital media players, (3) affiliate revenue earned through MDVPs broadcasting the Company’s content to their paid subscribers, and (4) subscription revenue earned via the Company’s new Newsmax+ subscription program which users can sign up to receive the Company’s content directly.
Digital
The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceuticals and nonfiction books on political, financial and health-related topics.
The Company also distributes content through its websites and social media accounts, apps, email and newsletters. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Newsmax Inc. and its wholly owned subsidiaries Newsmax Media Inc, Medix Health, LLC (“Medix”), Crown Atlantic Insurance, LLC (“Crown”), Newsmax Broadcasting, LLC (“Broadcasting”), Humanix Publishing, LLC (“Humanix”), ROI Media Strategies (“ROI”) and Newsmax Radio LLC (“Radio”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for credit losses, carrying value of other assets, and realizability of deferred income taxes.
Reclassifications
Certain prior period comparative amounts have been reclassified to conform to the current period presentation. The Company reclassified certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude, from Professional Fees to Other Corporate Matters within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2023, to conform to current year presentation. Such reclassifications did not affect total general and administrative expenses, loss from operations or net loss.
Cash and Cash Equivalents
The Company considers all investments, which includes money market funds, short-term treasuries and certificate of deposits, purchased with original maturities of three (3) months or less to be cash and cash equivalents. From time to time, the cash balance in the Company's bank accounts may exceed amounts covered by the insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents."
Investments
Marketable Securities
The Company accounts for its marketable securities in accordance with ASC Topic 321, Investments - Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income (loss). The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).
The fair market value of marketable equity securities is determined based on quoted market prices in active markets. See Note 3 - Fair Value Measurements, for additional information regarding the valuation of marketable equity securities.
As of December 31, 2024 and 2023, zero and $313,285, respectively, of the Company’s marketable securities are held in a brokerage firm owned by a shareholder of the Company.

Available-for-Sale Debt Instruments
The Company classifies investments in fixed income securities as available-for-sale debt investments. The Company’s available-for-sale debt investments primarily consist of certificates of deposits and treasury securities. These available-for-sale debt investments are held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included within other comprehensive income (loss), net of tax. The Company classifies investments as current based on the nature of the investments and their availability for use in current operations.
The Company regularly reviews investment securities for impairment. For debt securities, any impairment relating to credit losses is recorded through an allowance for credit losses. A change in the allowance for credit losses is recorded into earnings in the period of the change.
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods are services. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.
Service Revenue
Service revenue is primarily derived from the Company’s original news and lifestyle content, using a mixed-revenue multi-platform model that derives income from digital, linear and over-the-top (“OTT”) news channels, websites, proprietary database, publishing and video subscription services. The Company uses original news, syndicated services and editorial content to draw consumers to its media outlets in order to sell advertising, license fees and video, print and online information services. The Company earns revenue through contractual allocations of fees based on impressions received or subscriber counts.
The Company’s service revenue is comprised of the following for the years ended December 31,

	2024	2023

Advertising revenue	$109,128,471	$107,322,024
Subscription revenue	26,907,098	18,080,467
Affiliate fee revenue	26,661,701	2,410,039
Other	2,308,856	1,027,151
Total	$165,006,126	$128,839,681
Advertising Revenue
Advertising revenue is derived from the sale of advertising on the Company’s cable television, email database, in the Company’s magazine and related publications, or on the Company’s website. Revenue related to the sale of advertising in the broadcast segment is recognized at the time of broadcast. Revenue related to the Company's digital segment is recognized when display or other digital advertisements record impressions on the various digital media. Revenue related the Company's magazine and related publications is recognized when the ad is displayed in the printed document. Each advertisement insertion order is determined to be a distinct performance obligation that is satisfied at the point in time when such advertisements are published/aired. The Company records revenue from contracts that are entered into between the Company and its customers, primarily advertising agencies and direct advertisers, at the amount charged for the services. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.
The Company enters into agreements with over-the-top distribution platforms to distribute the Company’s news channel. Pursuant to the Company’s distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the life of the contract. The Company has an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the balance sheets.
Subscription Revenue
The Company sells magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the subscription, normally one (1) to five (5) years. Subscriptions received in advance of the publication are recorded as deferred revenue and recognized as income on a straight line basis over the term, as this best represents the transfer of control of the services to the consumer.
During 2023, the Company launched Newsmax+ which is a subscription service that provides the Company’s content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as income in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as income over the term of the contract each month.
The Company’s deferred subscription revenue balances are shown below along with the corresponding revenue recognized from the prior period:

	2024	2023
Deferred subscription revenue, current portion	$13,356,032	$14,558,386
Deferred subscription revenue, net of current portion	2,835,218	3,122,044
Total deferred subscription revenue	$16,191,250	$17,680,430

Revenue recognized in the period from:
Amounts included in deferred subscription revenue at the beginning of the period	$14,558,386	$10,927,489
Affiliate Fee Revenue
The Company generates affiliate fee revenue from agreements with MVPDs for cable networks. Affiliate fee revenue is recognized over time as we continuously make the programming available to the customer over the term of the agreement using the output method. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Consideration payable to a customer is treated as a cost of sale when distinct. If a distinct service is not received, such costs are recorded as a reduction to revenues. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Other
Other primarily includes revenue generated from the Company’s content licensing agreements. Revenue from content licensing agreements is recognized when the content is made available under the content licensing agreements.
Deferred revenue related to licensing agreements amounts to $291,667 and $291,667 as of December 31, 2024 and 2023 respectively.
Product Revenue
Product sales are derived from the sales of books, audio and video, dietary supplements, and other items advertised on the Company’s website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. As of December 31, 2024 and 2023, the refund liability was $424,278 and $701,025, respectively and is classified as a reduction in accounts receivable. Product revenue is comprised of the following for the years ended December 31:

	2024	2023
Supplement sales	$4,810,294	$5,799,859
Books, media and other product sales	1,646,924	2,657,571

Product returns and allowances	(446,889)	(2,021,084)
Total	$6,010,329	$6,436,346
Practical Expedient
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts as expense when the amortization period is considered to be a year or less.
As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold. Shipping and handling charges recorded as revenue amounted to $327,085 and $360,084 for the years ended December 31, 2024 and 2023, respectively.
Cost of Services
Cost of services consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfil customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of services.
Cost of Products Sold
Cost of product sold consists primarily of cost of inventory sold, fulfillment costs and compensation.
General and Administrative expenses
General and administrative expense consists of compensation-related expenses for corporate employees. Also, it consists of expense for advertising, facilities, professional services fees, insurance costs, and other general overhead costs.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $2,308,612 and $3,607,933 at December 31, 2024 and 2023, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers.

	December 31,
	2024	2023
Beginning Balance	$3,607,933	$1,042,468
Provision	(100,584)	2,608,156
Accounts written off	(1,198,737)	(42,691)
Total	$2,308,612	$3,607,933
Inventory
Inventory consists of promotional items, books and supplements and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company also reduces the carrying value of inventories for items identified as excess, obsolete, or slow-moving based on customer demand and other economic factors.
Impairment of Long-Lived Assets
The Company continually evaluates factors, events and circumstances that include, but are not limited to, historical and projected operating performance of the Company, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the long-lived assets in measuring their recoverability. The Company measures asset impairment loss as the amount by which the carrying amount exceeds the fair market value of the asset.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities are recorded based on the present value of lease payments over the expected lease term, discounted using the Company's incremental borrowing rate, and adjusted for lease incentives. The interest rate implicit in lease contracts is typically not readily determinable and the Company currently does not have any outstanding borrowings. As such, the Company estimates its incremental borrowing rate based on the rate it would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise.
The Company elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under ASC 842. As such, the Company has not recognized an ROU asset or lease liability for these leases.
The Company’s operating lease portfolio primarily includes real estate and office equipment.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated economic useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining term of the lease.
Other Assets
During 2023, the Company capitalized a separate payment obligation of $41.3 million associated with a commercial counterparty to resolve various claims. The Company accounted for the payment as a reduction to the transaction price in accordance with the guidance in ASC 606-10-32-25 and 32-26 and is amortizing the asset as a contra-revenue item. In connection with the signing of this agreement, the Company identified indicators that the carrying value of these upfront costs were not fully recoverable based on estimated cash flows related to the customer relationship. As a result, the Company’s broadcast segment recognized impairment of the upfront cost during 2024 and 2023 of zero and $23.9 million , respectably, in the accompanying consolidated statements of operations and comprehensive (loss) income.
Amortization of the capitalized costs of the asset is recorded on a straight-line basis over the life of the agreement which ends June 30, 2029 as contra revenue in the accompanying consolidated statements of operations and comprehensive (loss) income. Amortization expense amounted to $3,056,760 and $509,460 during the years ended December 31, 2024 and 2023, respectively.
The Company evaluates these other assets for impairment each reporting period based upon its estimate of recoverability of the assets. Recoverability of the assets is based upon estimated cash flows including reductions for direct and allocable costs attributable to the underlying business arrangement.
Fair Value Measurements
The Company carries certain assets and/or liabilities at fair value in the consolidated balance sheets. The Company applies accounting guidance that defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements under the accounting guidance are classified based on the following fair value hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. We use inputs such as actual trade data, benchmark yields, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of assets or liabilities.
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and accrued distribution approximate fair value due to their short-term nature and observable inputs.
Income Taxes
Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to operating losses carried forward as well as differences between the financial reporting and tax reporting bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which also are recognized for operating losses that are available to offset future federal income taxes. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The recording of a deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance is recorded to reduce the asset to its estimated net realizable value. If management determines that the Company may not be able to realize all or part of a deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged to income tax expense in the period the determination is made. Management considers all positive and negative evidence including attribute carrybacks, reversing taxable temporary differences, future pretax income, and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for any related valuation allowances. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, a full valuation allowance was required.
In accordance with the provisions of ASC 740, a two-step approach is utilized to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement. At December 31, 2024 and 2023, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to U.S. federal tax examinations with respect to the Company’s operations are 2019, 2021, 2022 and 2023.
Advertising Costs
Amounts incurred for advertising costs with third parties are expensed as incurred. Total advertising costs expensed for the years ended December 31, 2024 and 2023 were $16,872,315 and $16,981,894, respectively.
Mezzanine Equity
The Company has issued Series A convertible redeemable preferred stock instruments that the Company has determined are financial instruments with both equity and debt characteristics and are classified as mezzanine equity in the consolidated financial statements. The Company reassesses whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criteria, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.
To assess classification, the Company reviews all features of the instruments, including mandatory redemption features and conversion features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). The Company has evaluated the Series A convertible redeemable preferred stock and determined that its nature is that of an equity host and no embedded derivatives exist related to the Series A convertible redeemable preferred stock that would require bifurcation on our consolidated balance sheets.
Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives related to the Series B convertible redeemable preferred stock are recognized as a non-cash component of other expense on our consolidated statements of operations and comprehensive (loss) income. The fair value for embedded derivatives are measured on a recurring basis using Level 3 inputs.
Warrants
The Company evaluates warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company assesses whether the warrant is a freestanding financial instruments and whether it meets the criteria to be classified in stockholders’ equity, or classified as a liability under ASC 480, Distinguishing Liabilities from Equity. Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are remeasured at each financial reporting date with any changes in fair value being recognized as non-cash gains or losses in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive (loss) income.
Net Loss Per Share
Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the years ended December 31, 2024 and 2023, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
CARES Act
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, businesses were eligible for various credits to provide financial relief such as the Employee Retention Credit (ERC), Economic Impact Payments (EIPs), Paid Sick and Family Leave Credits and Employment Tax Deferral credits. In 2023, the Company filed and collected $3,803,683 in tax credits under the CARES Act 2023 which is recorded within other, net on the consolidated statements of operations and comprehensive (loss) income.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this standard for the year ended December 31, 2024 did not have a material impact on the Company's consolidated financial results, but resulted in enhanced disclosures as included in Note 9. Segment Information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effects of this ASU on its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.
NOTE 3. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$4,959,350	$-	$4,959,350
Money market	$12,615,549			$12,615,549
Certificates of deposit	$—	$2,250,628	$-	$2,250,628
Total cash and cash equivalents	$12,615,549	$7,209,978	$—	$19,825,527
Investments
Equity securities	$7,553,725	$-	$-	$7,553,725
U.S. Treasury securities	$9,923,100	$36,580,580	$-	$46,503,680
Certificates of deposit	$—	$4,253,550	$-	$4,253,550
Total investments	$17,476,825	$40,834,130	$—	$58,310,955
Total assets	$30,092,374	$48,044,108	$—	$78,136,482

Liabilities
Warrant liability	$—	$-	$6,499,821	$6,499,821
Derivative liability	$—	$-	$41,459,418	$41,459,418
Total liabilities	$—	$—	$47,959,239	$47,959,239

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$1,221,585	$-	$-	$1,221,585
Fixed income investments	-	-	-	-
Total assets	$1,221,585	$-	$-	$1,221,585
The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. U.S. treasury notes and bills are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day (off-the-run). There were no transfers in or out of Level 3 investments for the year ended December 31, 2024.

The valuation methodologies and significant unobservable inputs for Level 3 investments were as follows:

	As of December 31, 2024
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average

Warrant liability	$6,499,821	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	4.17% - 4.28%	4.18%
			Expected term	2.5 - 4.8 years	2.7 years
Derivative liability	$41,459,418	Scenario-based discounted cash flow	Timing of conversion	0.18 - 4.42 years	0.70 years
			Discount rate	20%	20%

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31, 2024

	Warrant Liability	Derivative Liability
Opening Balance	$—	$—
Total losses for the period
Included in earnings (or changes in net assets)	126,064	2,380,799
Purchases, issues, sales, and settlements
Issuances	6,373,757	39,078,619
Closing Balance	$6,499,821	$41,459,418

NOTE 4. PROPERTY AND EQUIPMENT
Major classes of property and equipment at December 31 are as follows:

	Estimated Useful Lives	2024	2023

Furniture and fixtures	7 years	$2,022,586	$1,979,368
Computer, office and production equipment	3-8 years	12,145,337	10,968,569
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,178,386	10,178,386
Fixed assets not yet placed in service	N/A	—	14,417
		24,346,310	23,140,740
Less: Accumulated depreciation		(18,120,692)	(15,111,283)
		$6,225,617	$8,029,457
Depreciation of property and equipment amounted to $3,115,635 and $3,164,254 for the years ended December 31, 2024 and 2023, respectively.
Included in property and equipment are finance lease assets of $429,133 and $391,524 as of December 31, 2024 and 2023, respectively.

NOTE 5. INVESTMENTS
Investments on the consolidated balance sheets consisted of the following at December 31:

	December 31,
	2024	2023
Equity securities	$7,553,725	$1,221,585
Available-for-sale securities	$50,757,230	$—
Total investments	$58,310,955	$1,221,585
Available-for-Sale Securities
The Company did not have available-for-sale securities at December 31, 2023. The major classes of the Company's available-for-sale investment securities and their respective fair values at December 31, 2024, were as follows:

	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$4,250,000	$3,550	$—	$4,253,550
U.S. Treasury securities	$46,560,079	$—	$(56,399)	$46,503,680
Total	$50,810,079	$3,550	$(56,399)	$50,757,230
The maturity distribution based on the contractual terms of the Company's available-for-sale investment securities at December 31, 2024 was as follows:

	Amortized Cost	Fair Value
Due within 1 year	$15,787,881	$15,813,685
Due after 1 year through 5 years	$35,022,198	$34,943,545
Total	$50,810,079	$50,757,230

NOTE 6. LEASES
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets within the right of use asset, net, and operating lease liability, current portion and net of current portion. Finance lease assets are included in Property and equipment, net and Finance lease liability, current portion and net of current portion. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities.
Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

Other supplemental information:	2024	2023
Operating leases:
Weighted average of remaining lease term	2	3
Weighted average discount rate	4.33%	4.33%
Finance leases:
Weighted average of remaining lease term	2	2
Weighted average discount rate	10.96%	12.09%
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations and comprehensive (loss) income. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $5,080,185 and $5,071,357 for the years ended December 31, 2024 and December 31, 2023, respectively.

Future minimum lease payments at December 31, 2024 were as follows:

	Operating	Finance	Total

2025	$4,126,953	$224,233	$4,351,187
2026	3,202,568	130,605	3,333,172
2027	607,210	4,999	612,209
2028	290,152	-	290,152
2029	71,802	-	71,802
Thereafter	-	-	-
Total lease payments	$8,298,685	$359,837	$8,658,522
Less: imputed interest	(355,327)	(30,670)	(385,997)
Present value of lease liability	$7,943,358	$329,167	$8,272,525
NOTE 7. LINE OF CREDIT
The Company has a $9,000,000 bank line of credit. The line bears interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). The line of credit expired in October 2024 which the Company did not renew as of December 31, 2024.
At December 31, 2023 the Company’s line of credit fair value approximates carrying value due to the variable market-based interest rate.
NOTE 8. INCOME TAXES
The components of income tax expense related to its operations are as follows at December 31:

	2024	2023
Current income tax:
Federal	$-	$-
State	-	18,550

Deferred income tax:
Federal	-	-
State	-	-
Total income tax expense	$-	$18,550
The Company’s effective income tax rate differs from the statutory federal income tax rate of 21%, for the years ending December 31, as follows:

	2024	2023
U.S. federal income tax rate	21.00%	21.00%
State and local taxes	6.85	5.77
Rate changes	0.10	(0.22)
Permanent adjustments	(0.97)	(0.34)
Deferred adjustments	(0.06)	0.48
Return to provision	(0.15)	-
Valuation allowance	(26.76)	(26.73)
Effective tax rate	—%	(0.04)%

The components of deferred income tax assets and liabilities that have been presented in the Company’s consolidated financial statements are as follows at December 31:

	2024	2023
Deferred tax assets:
Inventory	$211,426	$319,369
Charitable contribution carryover	95,182	77,138
Net operating loss carryover	41,404,850	28,779,924
Lease liabilities	2,215,587	3,186,883
Accrued vacation	216,330	205,073
Capital loss carryforward	-	34,337
Intangible assets	201,044	32,451
Accrued expenses	1,486,385	439,487
Retention credit	43,490	43,490
Returns and allowances	1,219,183	1,151,442
Settlement liability	15,445,497	10,880,678
Deferred revenue	139,669	-
Total deferred tax assets	$62,678,643	$45,150,272
Deferred tax liabilities:
Unrealized gain (loss) on marketable securities	$12,887	$(82,045)
Right of use assets	(2,034,573)	(2,915,094)
Property and equipment	(723,793)	(1,013,409)
Other asset	(3,891,538)	(4,638,422)
Other	-	(1,966)

Total deferred tax liabilities	(6,637,017)	(8,650,936)

Valuation allowance	(56,041,630)	(36,499,336)

Net deferred tax assets	$-	$-
At December 31, 2024 and 2023, the Company had $156,650,801 and $111,909,394 respectively, in federal net operating loss (“NOL”) carryforwards which $20,800,517 will expire from 2031 to 2037 and $135,850,284 will carry foward indefinitely and $156,078,701 and $103,707,626 respectively, in state net operating loss (“NOL”) carryforwards, which expire starting in the year 2031. In 2006, the Company had a more than 50% ownership change and, therefore, is subject to Internal Revenue Code (“IRC”) Section 382 NOL limitation. IRC Section 382 limits the Company’s utilization of its NOL to an annual amount after a more than 50% ownership change. The Company anticipates that all NOLs subject to the IRC Section 382 limitations will be available to be utilized in future years.
The valuation allowance increased by $19,542,294 for the year ended December 31, 2024. This change was primarily driven by increases in net operating loss carryovers, settlement liabilities, and other assets.
The valuation allowance increased by $11,136,567 for the year ended December 31, 2023. This change was primarily driven by increases in net operating loss carryovers, settlement liabilities, and other assets. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, a full valuation allowance was required.
NOTE 9. SEGMENT INFORMATION
The Company has two operating segments: (1) Broadcasting and (2) Digital, which also qualify as reportable segments. In accordance with ASC 280, “Segment Reporting,” the operating segments reflect how the chief operating decision maker, which the Company defines as the chief executive officer, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. We continually review our operating segment classifications to align with operational changes in our business and may make changes as necessary. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment Adjusted EBITDA.
Due to the integrated nature of these operating segments, estimates and judgements are made in allocating certain assets, revenues and expenses.
Segment Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation, interest, net, asset impairment, unrealized gain (loss) on marketable securities, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude. Management believes that Segment Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s business. We do not present asset information for our segments as this information is not used to allocate resources.
The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA for fiscal 2024 and 2023:

	2024	2023
Revenues
Broadcasting	$130,708,405	$92,680,683
Digital	40,308,050	42,595,344
Total revenues	$171,016,456	$135,276,027

Segment expenses and operating performance
Broadcasting
Cost of sales	65,956,021	57,552,788
Adjusted general and administrative expenses	45,026,281	42,850,677
Broadcasting adjusted EBITDA	19,726,104	(7,722,782)
Digital
Cost of sales	21,012,307	21,903,208
Adjusted general and administrative expenses	28,773,758	23,345,889
Digital adjusted EBITDA	(9,478,015)	(2,653,753)
Total reportable adjusted EBITDA	10,248,088	(10,376,535)

Corporate and unallocated
Depreciation	(3,115,635)	(3,164,254)
Interest, net	488,962	104,299
Asset impairment	-	(23,928,359)
Unrealized gain (loss) on marketable securities	(290,081)	46,318
Other corporate matters	(76,940,693)	(7,626,122)
Other, net	(2,562,569)	3,186,037
Loss before income tax expense	(72,171,928)	(41,758,616)
Income tax expense	-	18,550
Net loss	$(72,171,928)	$(41,777,166)
Revenues by Segment by Component

	2024	2023
Broadcast
Advertising	$89,379,946	$88,343,596
Subscription	12,358,641	901,215
Affiliate fee	26,661,701	2,410,039

Other	2,308,117	1,025,833
Total Broadcast revenues	130,708,405	92,680,683
Digital
Advertising	19,748,525	18,978,428
Subscription	14,548,457	17,179,252
Product sales	6,010,329	6,436,346
Other	739	1,318
Total Digital revenues	40,308,050	42,595,344
Total revenues	$171,016,455	$135,276,027
NOTE 10. CONCENTRATIONS OF CREDIT RISKS
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments available-for-sale and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.
The Company places its cash, and its short-term investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses due to this policy. The Company's short-term investments are generally deemed to be low risk; however, the longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As the balance of the Company's short-term investments has grown, the market risk related to those investments has grown as well.
Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.
No single customer accounted for over 10% of the Company’s consolidated net revenues during either of the years ended December 31, 2024 or 2023. No single customer accounted for over 10% of the Company’s consolidated accounts receivable as of December 31, 2024 or 2023.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments for contracts that run through 2027 as of December 31, 2024:

	Payments Due by Period
	Total	2025	2026	2027
Distribution agreements	$11,002,508	$11,002,508	$-	$-
Other commitments	12,031,250	7,234,167	3,282,500	1,514,583
Total commitments and contractual obligations	$23,033,758	$18,236,675	$3,282,500	$1,514,583
Distribution Agreements
The Company has entered into several Affiliation/Distribution Agreements with the MVPDs. These agreements typically have a five-year term beginning as early as December 2014 and ending as late as May 2025. The Company is required to make payments under such agreements which have payment terms that are generally over a three-to-four-year period and as such will shift between accrued distribution fees or prepaid distribution fees.
Other Commitments
The Company has entered into several other contractual commitments over the next three years ending in December 2027 primarily related to talent costs and other service agreements.

NOTE 12. LEGAL
Legal Matters
From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse impact on the Company’s consolidated financial position or results of consolidated operations or consolidated cash flows. The Company accrues for loss contingencies that are probable and reasonably estimable. The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.
Defamation and Disparagement Claims
From time to time, the Company is subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) filed during 2021. The Smartmatic complaint sought an unspecified amount of damages while the Dominion complaint is seeking $1.6 billion in damages. On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2024. The $40 million payable over time is recorded within settlement liability on the Consolidated Balance Sheet. As of December 31, 2024 the outstanding balance of the settlement is $20 million.
The Company continues to believe the Dominion and other pending lawsuits are without merit and intends to defend against them vigorously. Discovery in the Dominion case, including depositions and expert discovery, remains ongoing, and summary judgement and other key motions will follow. At this time, a trial in the Dominion lawsuit is not expected to commence until April 28, 2025. The Company is unable to predict the final outcome of this matter and cannot reasonably estimate the amount of liability, if any. To date, the Company has not reserved any amounts for pending or future claims. There can be no assurance that the ultimate resolution of this pending matter will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of December 31, 2024, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $34.6 million remaining to be paid over time. The fair value of the settlement agreement as of December 31, 2024 and 2023 was $27.7 million and $30.2 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 66 and 54 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements.

	As of December 31, 2024 Payments Due by Period
	Total	2025	2026	2027	2028	2029
Settlement agreements	$54,577,206	$29,099,265	$7,279,412	$7,279,412	$7,279,412	$3,639,706
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Salary Savings Plan (the “Plan”) covering those employees who meet eligibility requirements set forth in the Plan. The matching contribution is at the discretion of the Company’s Board of Directors. The Company’s policy is to match 100% of the first 1% of employee contributions and 50% on the next 2 to 6% of employee contributions. Total expense for the Plan for the years ended December 31, 2024 and 2023 amounted to $1,240,644 and $892,005, respectively.
NOTE 14. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

Convertible and Redeemable Preferred Stock
Convertible and Redeemable Preferred Stock as of December 31, 2024 and 2023 (41,034 total shares authorized and all classes are $0.001 par value per share) is as follows. The conversion prices and conversion ratios presented in this footnote have not been adjusted for the stock split disclosed in Note 1. Nature of Business and Note 17. Subsequent Events:

Series	Shares Authorized	Shares Issued and Outstanding	Per Unit Issue Price	December 31, 2024 Conversion Price	Liquidation Preference	Carrying Amount
Series A	3,965	611	$22,500	$22,500	$13,747,500	$14,726,570
Series A (with redemption rights)	35	35	$22,500	$22,500	787,500	1,296,850
Series A-1	2,445	1,222	$20,451	$20,451	25,000,000	32,147,260
Series A-2	3,176	2,647	$18,891	$18,891	50,000,000	50,000,000
Series A-3	1,413	1,060	$23,619	$23,619	25,036,140	30,406,221
Series B	30,000	27,612	$5,000	$50,741	$138,060,000	$86,742,045
	41,034	33,187			252,631,140	215,318,946
The Company’s Series A convertible preferred stock is classified as mezzanine equity and Series B convertible preferred stock is classified as permanent equity in our consolidated financial statements.
Voting Rights
Each holder of Preferred A Shares has full voting rights and powers equal to the voting rights and powers of the holders of common stock on an as converted basis. The holders of Series A-1, A-2 and A-3 preferred stock also have the right to designate members to the Company’s board of directors, demand registration rights and limited approval rights. The holders of shares of Series B Preferred Stock do not have voting rights.

Dividends
The holders of the preferred stock are entitled to receive dividends at an annual dividend rate per share of 5% of the per-share-price. Dividends on Series A, A-1 and A-2 are payable only upon a liquidity event or if dividends are declared on common stock. Additionally, A-1 and A-2 are payable upon the conversion of Series A-1 or A-2 into common shares. Dividends on Series A-3 are only payable when and if declared on common stock, Series A-1 or Series A-2 preferred stock. The shares of Series B Preferred Stock accrue an annual dividend rate of 7% on the price per share. Series B dividends accrue daily and are payable when and if declared by the board of directors.

The Preferred A Shares have preference over dividends payable with respect to common stock. Series A-3 has a dividend preference over Series A-1 and Series A-2. Series B has a preference over Series A, Series A-1, Series A-2, and Series A-3

No cash or other dividend or distribution may be declared or paid on the common stock unless a dividend or other distribution is also declared and paid on the preferred stock.
As of December 31, 2024 and 2023, the Company has not recognized an accrual for unpaid dividends on preferred stock which amount to $33,729,540 and $25,723,781, respectively. Included in these amounts are dividends that have been accreted to the preferred stock being measured at its maximum redemption value which is explained below.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of preferred stock is entitled to receive, prior and in preference to any distributions to the common stockholders, an amount equal to the greater of (i) the liquidation preference price per share plus any accrued but unpaid dividends payable and (ii) the per share amount of all cash, securities, and other property to be distributed in respect of the Class A or Class B common stock such holder would have been entitled to received had it converted such preferred stock immediately prior to the date fixed for the liquidity event.

In the event of a sale of the Company, the holders of Series A-1, A-2, and A-3 preferred stock shall have the right to elect not to receive the cash payment and instead continue to hold the Series A-1, A-2, or A-3 preferred stock following the consummation of the sale of the company transaction.
In the event of a public sale of the Company, defined as any sale of capital stock to the public pursuant to an offering registered under the securities act of 1933, the holders of shares of preferred Series A-1, A-2, and A-3 stock shall be entitled, before any distribution or payment is made upon any Junior Stock, to be paid an amount equal to the greater of (i) the liquidation preference price per share plus any accrued but unpaid dividends payable and (ii) the per share amount of all cash, securities, and other property to be distributed in respect of the Class A or Class B common stock such holder would have been entitled to received had it converted such preferred stock immediately prior to the date fixed for the liquidity event. For the Series A preferred stock, the Company has the right to convert the preferred shares into shares of common A stock upon a liquidation event.
Upon a Liquidity Event, after the holders of the Series B Stock shall have been paid in full their full preferential amount to which they are entitled, the remaining assets of the Company legally available for distribution shall be distributed among the holders of the junior stock then outstanding, pursuant to the terms of the Certificate of Incorporation, the Series A Certificate of Designation, the Series A-1 Certificate of Designation and the Series A-2 Certificate of Designation. Pursuant to those agreements, after the holders of Series A, Series A-1 and Series A-2 have been paid in full their full preferential amount, the remaining assets of the Company shall be distributed ratably among the holders of the junior stock then outstanding.
“Junior stock” – shall mean the Common Stock and any other class or series of capital stock (including the Series A-1 Stock and the Series A-2 Stock) that ranks junior to the Series A-3 Stock (a) as to the payment of dividends, if any, or (b) as to the distribution of assets on any liquidation, dissolution or winding up of the Corporation, or both.
Conversion Rights
Preferred Series A, Series A-1, Series A-2, and Series A-3 shares have conversion rights to convert into common stock at a rate of one share of common stock for one share of convertible preferred stock. The conversion ratio is subject to customary anti-dilution protection and is unadjusted for the stock split referred to in Note 17. Subsequent Events for details around the stock split.
For the Series A preferred stock, the Company has the right to convert the preferred shares into shares of common A stock upon a liquidation event. For the Series A-1, A-2, and A-3 preferred stock, each share of preferred stock is automatically converted into common A stock at the earlier of an Initial Public Offering, a liquidation event, or the election by written consent of the holders of a majority of each respective series of shares.
Preferred Series B shares have conversion rights to convert into Class B common stock at a rate equal to the quotient of (i) the Liquidation Preference of such share of Series B Stock being converted plus any accrued but unpaid dividends, divided by (ii) the Conversion Price as of the time of the conversion. The Liquidation Preference shall initially mean $5,000 per share of Series B Preferred Stock. The Conversion Price shall mean $50,740.47 per share of Series B Preferred Stock; provided, that the Conversion Price for purposes of converting the Series B Stock upon (i) an IPO shall equal 75% of the price per share or deemed price per share sold to the public in such IPO or (ii) the consummation of a Qualified Financing shall be 75% of the price per share sold by the Company in such Qualified Financing

Redemption Rights
Certain holders of Series A preferred stock have certain redemption rights or put rights, including the right to require the Company to repurchase all or any portion of the preferred stock on any date commencing on and immediately following January 25, 2023, and upon certain change of control events at 100% of the liquidation preference thereof plus all accrued but unpaid dividends.
The holders of Series A-1 preferred stock have certain redemption rights or put rights, including the right to require the Company to repurchase all or any portion of the preferred stock on any date commencing on and immediately following April 16, 2026, and ending on April 16, 2028 at 100% of the liquidation preference thereof plus all accrued but unpaid dividends.
The holders of Series A-3 preferred stock have certain redemption rights or put rights, including the right to require the Company to repurchase all or any portion of the preferred stock on any date commencing on and immediately following July 16, 2027, and ending on July 16, 2029 at 100% of the liquidation preference thereof plus all accrued but unpaid dividends.

The Company measures the preferred stock where redemption is probable at its maximum redemption value plus dividends not currently declared or paid but which will be payable upon redemption. On December 31, 2024 the Company remeasured the preferred stock following the accretion method, which resulted in the preferred stock being measured at its maximum redemption value of $128,576,901 and accretion of $12,814,190, included in Accumulated Deficit on the consolidated balance sheets as of December 31, 2024. Similarly, on December 31, 2023, the preferred stock was remeasured, resulting in a maximum redemption value of $126,018,101 and accretion of $10,255,392, also included in Accumulated Deficit on the consolidated balance sheets as of December 31, 2023.
The Series B preferred stock includes certain redemption rights that are solely in the control of the Company, including redemption upon sale or liquidation of the Company, and an in-substance redemption feature associated with the conversion terms of the Series B preferred stock upon IPO. The stock is recorded in permanent equity on the consolidated balance sheets as of December 31, 2024. The redemption features are bifurcated as an embedded derivative and are accounted for as a derivative liability on the consolidated balance sheets. The fair value of the embedded derivative is estimated using a scenario-based discounted cash flow method. The valuation methodology includes assumptions and judgments regarding discount rates and timing of conversion, which are primarily level 3 assumptions. The embedded derivative is measured at fair value on a recurring basis and any changes in fair value in a subsequent period will be recorded to other income (expense). As of December 31, 2024, the embedded derivative had a net fair value of $41.5 million and the Company recognized a loss of $2.4 million in fair value adjustments in other, net on the consolidated statements of operations and comprehensive (loss) income related to the change in net fair value.
Refer to Note 17. Subsequent Events for details on the subsequent conversion of all Series A Preferred Stock to Class A Common Stock and Series B Preferred Stock to Class B Common Stock

NOTE 15. EQUITY
Common Stock A – As of December 31, 2024 and 2023, the Company was authorized to issue 20,000 shares of common stock (pre-stock split), with a par value of $0.001 per share. See Note 17 Subsequent Events.
Common Stock B - As of December 31, 2024 and 2023, the Company was authorized to issue 60,000 shares of common stock (pre-stock split), with a par value of $0.001 per share. No shares have been issued as of December 31, 2024. See Note 17 Subsequent Events.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Refer to Note 12. Legal for details of the settlement. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions and for subsequent Series B preferred issuance at a price lower than the then exercise price of the warrants. Exercise of the warrant would result in the Company recognizing a $10 million increase in gross proceeds. The settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and is recognized on the balance sheet at fair value. The fair value of the warrant liability as of December 31, 2024 is $6,499,822 and the Company recognized a loss of $126,065 in fair value adjustments in other, net on the consolidated statements of operations and comprehensive (loss) income.
Agent Warrant - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company evaluated the warrant under ASC 718, Compensation - Stock Compensation and determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's consolidated balance sheets.
NOTE 16. LOSS PER SHARE
The following table illustrates the reconciliation of the basic and diluted loss per share computations. The outstanding shares reflect the stock split described in Note 17. Subsequent Events:

Year Ended December 31,
	2024	2023
Basic and diluted loss per share:

Numerator:
Net loss	$(72,171,928)	(41,777,166)
Cumulative dividends on preferred stock	8,005,759	5,790,807
Net loss attributable to common stockholders	$(80,177,687)	$(47,567,973)
Denominator:
Weighted average common stock outstanding, basic and diluted	41,065,954	41,065,954
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.95)	$(1.16)
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive. The outstanding shares related to stock options reflect the stock split described in Note 17. Subsequent Events.

	Year Ended December 31,
	2024	2023
Warrants	1,701,493	—
Stock options	759,348	189,431
Preferred shares	56,125,083	37,717,083
Total	58,585,924	37,906,514

NOTE 17. SUBSEQUENT EVENTS
On February 27, 2025, the Company completed the sale of the remaining Series B Preferred Stock from the PPM raising approximately $87,000,000 during the period January 1, 2025 through February 27, 2025.

On March 24, 2025, a majority in interest of the shareholders of the Company approved by written consent (1) the amending and restating of the Company's articles of incorporation, the recapitalization of the Company's capital stock and the appointment of directors and (2) the Company's 2025 Omnibus Equity Incentive Plan. Copies of the written consents of the shareholders are filed as Exhibits 99.1 and 99.2, respectively, to this Annual Report on Form 10-K.

On March 28, 2025, the Company completed its initial public offering on the NYSE and is authorized to issue 50,000,000 shares of Class A Common Stock; 940,000,000 shares of Class B Common Stock; and 10,000,000 shares of Preferred Stock. The par value of all shares is $0.001. The offering resulted in total proceeds of $75,000,000. In connection with the offering, Series A, A-1, A-2 and A-3 Preferred Stock were converted to Class A Common Stock at $10.00 per share and all of the Company's Series B Preferred Stock was converted to Class B Common Stock at $10.00 per share following the recapitalization discussed below.

Concurrently with the closing of the offering, the Company amended and restated its Articles of Incorporation (the "Amended and Restated Articles of Incorporation") to reclassify its authorized share capital to implement a dual class of securities. As a result, each share of the Company's existing Class A Common Stock of Newsmax Inc. that was issued and outstanding immediately prior to the effectiveness of the Amended and Restated Articles of Incorporation, and not held by the Company's CEO, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class B Common Stock of Newsmax Inc. Each share held by the Company's CEO immediately before the recapitalization, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class A Common Stock of Newsmax, Inc. Following the recapitalization, Class A Common Stock has ten votes per share and Class B Common Stock has one vote per share. Immediately following the recapitalization, the Company completed a 6,765.396:1 stock split of its Series A and Series B Common Stock.

On March 28, 2025, the Board adopted our 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) and it was approved by our shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. Our administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Plan. It is anticipated that the Plan will be administered by the Board.On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options vest over 90 days and expire 9.5 years from the grant date.