Form 10-K/A
period 2024-12-31
Newsmax Inc.
filed 2025-04-02
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Form 10-K”) and is being filed for the purpose of correcting the hyperlinking of certain exhibits in the Exhibits table of the Original Form 10-K.
Other than as discussed above, this Form 10-K/A does not update or amend any other information as originally filed on the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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
Medix Health sells nutraceuticals for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of Medix Health’s products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. While Medix Health is covered by product liability insurance, the costs relating to any product liability claims could be substantial, and its insurance may not be sufficient to cover all losses related to any product liability claims. From time to time, we or Medix Health’s customers may withdraw or recall products in the event of contamination, product defects, or perceived quality problems.. If Medix Health’s customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.

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

ITEM 11. EXECUTIVE COMPENSATION
The following section describes our compensation program for 2024 and the compensation of our Chief Executive Officer and other two most highly compensated executive officers (each, a “Named Executive Officer” or “NEO”) during 2024. For 2024, the following individuals were our Named Executive Officers:

●	Christopher Ruddy, Chief Executive Officer

●	Darryle Burnham, Chief Financial Officer

●	Andrew Brown, Chief Operating Officer

Detailed information on the compensation for our NEOs is presented in the following tables and accompanying narrative.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our NEOs for the year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Ruddy Chief Executive Officer (1)	2024	$373,077	$275,000	$0	$0	$0	$0	$265,462	$913,539
Darryle Burnham Chief Financial Officer	2024	$357,000	$0	$0	$100,000	$0	$0	$32,453	$489,453
Andrew Brown Chief Operating Officer	2024	$175,396	$0	$0	$25,000	$0	$0	$8,707	$209,103

(1)	All amounts listed in this table for Mr. Ruddy include a portion of compensation and expense reimbursement paid to Crown Reserve LLC, an entity wholly owned by Mr. Ruddy.

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
(b) Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 2.8 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.9 to the Company's Offering Statement on Form 1-A filed on March 19, 2025).
4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 3.1 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
10.1+
Offer Letter by and between Newsmax Media, Inc. and Andrew Brown dated August 13, 2012 (Incorporated by reference to Exhibit 6.4 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.2
Master Note by and between Newsmax Media, Inc. and The Northern Trust Company dated October 8, 2023 (Incorporated by reference to Exhibit 6.1 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.3
Assignment and Assumption Agreement by and between Newsmax Media, Inc. and Newsmax Inc. dated April 29, 2024 (Incorporated by reference to Exhibit 4.7 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

71

10.4
Assignment and Assumption Agreement by and between Newsmax Media, Inc. and Newsmax Inc. dated April 29, 2024 (Incorporated by reference to Exhibit 4.8 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.5+
Amended and Restated Employment Agreement by and between Newsmax Media, Inc. and Christopher Ruddy dated June 3, 2024 (Incorporated by reference to Exhibit 6.2 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.6+
Amended and Restated Employment Agreement by and between Newsmax Media, Inc. and Darryle Burnham dated June 3, 2024 (Incorporated by reference to Exhibit 6.3 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.7	Form of Subscription Agreement for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.11 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
10.8	Form of Subscription Agreement (DealMaker) for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.13 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
10.9+	Form of Equity Incentive Plan (Incorporated by reference to Exhibit 6.6 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
10.1
Form of Indemnification Agreement with Executive Officers and Directors of the Company (Incorporated by reference to Exhibit 6.7 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).

10.11+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 6.8 to the Company's Offering Statement on Form 1-A filed on February 7, 2025).
10.12+	2025 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 6.9 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
10.13+	Stock Option Agreement (2025 Omnibus Equity Incentive Plan) (Incorporated by reference to Exhibit 6.10 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
19.1**	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
21.1**	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
24.1**	Power of Attorney (included on the signature page to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (Incorporated by reference to Exhibit 99.1 to the Company's Offering Statement on Form 1-A filed on February 28, 2025).
99.1**
Written Consent of the Shareholders of Newsmax Inc. dated March 24, 2025 (Recapitalization, Appointment of Directors (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

99.2**
Written Consent of the Shareholders of Newsmax Inc. dated March 24, 2025 (2025 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

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

* Filed herewith.
**Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the SEC on March 31, 2025, which is being amended hereby
**#This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
+Indicates a management contract or compensatory plan.
¥Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2025.

NEWSMAX INC.

/s/ Christopher Ruddy
Christopher Ruddy, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Ruddy	Chief Executive Officer and Director	April 1, 2025
Christopher Ruddy	(Principal Executive Officer)

/s/ Darryle Burnham	Chief Financial Officer	April 1, 2025
Darryle Burnham	(Principal Financial and Accounting Officer)

/s/ Nancy G. Brinker,	Director	April 1, 2025
Nancy G. Brinker,

/s/ Christopher N. Cox	Director	April 1, 2025
Christopher N. Cox

/s/ R. Alexander Acosta	Director	April 1, 2025
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