Form 10-Q
period 2025-03-31
Newsmax Inc.
filed 2025-05-15
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-42575
_________________________
NEWSMAX INC.
(Exact name of registrant as specified in its charter)
_________________________

Florida	99-2600308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Park of Commerce Drive, Suite 100, Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)
(561) 686-1165
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.001 per share	NMAX	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of May 15, 2025, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 88,951,579 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•current or future financial performance;
•management’s plans and objectives for future operations;
•uncertainties associated with product research and development;
•uncertainties associated with dependence upon the actions of government regulatory agencies;
•product plans and performance;
•management’s assessment of market factors; and statements regarding our strategy and plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

Part I - Financial Information

Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$126,718,693	$24,052,887
Investments	89,801,763	58,310,955
Accounts receivable, net	28,924,345	28,265,721
Inventories, net	1,883,028	1,792,697
Prepaid expenses and other current assets	4,790,037	5,868,534
Total current assets	252,117,866	118,290,794

Property and equipment, net	5,725,250	6,225,617
Right of use asset, operating lease	6,330,521	7,191,606
Other asset	13,489,980	13,755,420
Security deposits	543,699	609,426
Total assets	$278,207,316	$146,072,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,781,198	$14,670,846
Accrued expenses	13,191,197	9,882,720
Accrued payroll	2,889,593	2,220,872
Accrued distribution	1,097,223	1,068,366
Deferred revenue	13,376,709	13,652,699
Lease liability, operating lease	3,678,084	3,894,102
Lease liability, finance lease	194,831	199,237
Settlement liability	20,470,000	29,099,265
Warrant liability	-	6,499,821
Derivative liability	-	41,459,418
Total current liabilities	70,678,835	122,647,346

Long-term liabilities:
Deferred revenue, net of current portion	2,992,697	2,835,218
Lease liability, operating lease, net of current portion	3,287,889	4,049,256
Lease liability finance lease, net of current portion	82,575	129,930
Settlement liability, net of current portion	23,784,963	25,477,941
Total liabilities	100,826,959	155,139,691

Commitments and contingencies (Note 11)
Convertible and redeemable preferred stock, $0.001 par value; 11,034 shares authorized; and 0 and 5,575 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	128,576,901

Stockholders’ equity (deficit)
Convertible and redeemable preferred stock, $0.001 par value; 60,000 shares authorized; and 0 and 45,014 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	86,742,045
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding; Class B common stock, 0.001 par value; 940,000,000 shares authorized 88,943,084 shares issued and outstanding at March 31, 2025. Class A common stock, 0.001 par value; 20,000 Class A shares authorized; 68,127,538 Class A shares issued and outstanding at December 31, 2024; 60,000 Class B shares authorized; 0 Class B shares issued and outstanding at December 31, 2024 (1)	128,182	10
Treasury stock, 0 and 27,061,584 shares at cost, respectively	-	(14,622,222)
Additional paid-in capital	422,430,811	18,056,702
Accumulated other comprehensive income (loss)	429,542	(52,849)
Accumulated deficit	(245,608,178)	(227,767,415)
Total stockholders’ equity (deficit)	177,380,357	(137,643,729)
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)	$278,207,316	$146,072,863

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues:
Service revenue	$43,735,340	$39,163,377
Product revenue	1,566,367	1,436,268
Total revenues	45,301,707	40,599,645

Cost of services	22,443,522	19,112,737
Cost of products sold	1,191,106	1,191,280
Gross profit	21,667,079	20,295,628

General and administrative expenses:
Personnel costs	10,218,359	7,182,377
Advertising costs	4,418,454	4,492,600
Professional fees	2,624,464	1,338,750
Rent and utilities	1,449,791	1,497,064
Depreciation	736,875	805,049
Other corporate matters	9,667,603	53,236,120
Other	4,124,313	2,587,012
Total general and administrative expenses	33,239,859	71,138,972

Loss from operations	(11,572,780)	(50,843,344)

Other (expense) income, net
Interest and dividend income	1,054,286	27,293
Interest expense	(6,055)	(25,785)
Unrealized gain on marketable securities	1,585,580	163,346
Other, net	(8,288,556)	(3,225)
Total other (expense) income, net	(5,654,745)	161,629

Net loss before income taxes	(17,227,525)	(50,681,715)

Income tax expense	5,000	1,972
Net loss	$(17,232,525)	$(50,683,687)

Other comprehensive income:
Unrealized gain on available for sale debt investments, net of income tax	482,391	—
Comprehensive loss	$(16,750,134)	$(50,683,687)

Weighted average common stock outstanding, basic and diluted (1)	44,895,546	41,065,954
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(1.27)
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	5,575	$126,018,101	41,065,954	$10	-	-	27,061,584	$(14,622,222)	$18,056,702	-	$(153,036,687)	$(149,602,197)

Dividends accretion	-	636,205	-	-	-	-	-	-	-	-	(636,205)	(636,205)

Net loss	-	-	-	-	-	-	-	-	-	-	(50,683,687)	(50,683,687)

Balance, March 31, 2024	5,575	$126,654,306	41,065,954	$10	-	$-	27,061,584	$(14,622,222)	$18,056,702	$-	$(204,356,579)	$(200,922,089)

Balance, December 31, 2024	5,575	$128,576,901	41,065,954	$10	27,612	$86,742,045	27,061,584	$(14,622,222)	$18,056,702	$(52,849)	$(227,767,415)	$(137,643,729)

Dividends accretion	-	608,238	-	-	-	-	-	-	-	-	(608,238)	(608,238)

Other comprehensive income	-	-	-	-	-	-	-	-	-	482,391	-	482,391

Sale of preferred stock Series B	-	-	-	-	17,379	51,982,894	-	-	-	-	-	51,982,894

Issuance of equity-classified warrants	-	-	-	-	-	1,144,976	-	-	-	-	-	1,144,976

Issuance of common stock, net of offering cost and expenses	-	-	7,500,000	7,500	-	-	-	-	66,075,911	-	-	66,083,411

Dividends	—	-	-	-	—	-	-	-	(915,069)	-	-	(915,069)

Recapitalization and conversion of preferred stock	(5,575)	(129,185,139)	79,623,230	120,672	(44,991)	(139,869,915)	(27,061,584)	14,622,222	329,312,157	-	-	204,185,136

Stock-based compensation	-	-	-	-	-	-	-	-	1,577,109	-	-	1,577,109

Warrant Liability conversion	-	-	-	-	-	-	-	-	8,324,000	-	-	8,324,000

Net loss	-	-	-	-	-	-	-	-	-	-	(17,232,525)	(17,232,525)

Balance, March 31, 2025	-	$-	128,189,184	$128,182	-	$-	-	$-	$422,430,811	$429,542	$(245,608,178)	$177,380,357
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(17,232,525)	$(50,683,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540,440	1,569,239
Stock-based compensation	1,577,109	-
Change in fair value of warrant liability	1,824,179	-
Change in fair value of derivative liability	6,104,230	-
(Recovery of) provision for credit losses	(118,266)	(31,025)
Unrealized gain on marketable securities	(1,585,580)	(163,346)
Non-cash lease expense	889,411	848,007
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(540,358)	(899,890)
Inventory	(90,331)	541,788
Prepaid expenses and other current assets	(758,633)	(704,998)
Other asset	(538,125)	-
Security deposits	65,727	(29,519)
Increase (decrease) in liabilities:
Accounts payable	577,173	(3,114,787)
Accrued expenses	4,006,055	10,651,609
Lease liabilities	(1,005,711)	(820,112)
Settlement liability	(10,322,243)	40,000,000
Deferred revenue	(118,511)	(471,103)
Net cash used in operating activities	(15,725,959)	(3,307,824)

Cash flows from investing activities:
Purchase of investments	(36,672,837)	-
Proceeds from maturity of investments	7,250,000	-
Sale of investments	-	314,039
Purchase of property and equipment	(73,077)	(85,121)
Net cash (used in) provided by investing activities	(29,495,914)	228,919

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	87,073,000	-
Payments of issuance costs on convertible preferred stock	(6,330,778)	-
Proceeds from issuance of common stock IPO	74,250,000	-
Payments of issuance costs on common stock IPO	(6,780,143)	-
Payment of dividend	(304,930)	-
Principal payment under finance lease obligation	(19,470)	(17,486)
Net cash provided by (used in) financing activities	147,887,679	(17,486)

Net change in cash	102,665,806	(3,096,391)
Cash and cash equivalents – beginning	24,052,887	6,037,211

Cash and cash equivalents – ending	$126,718,693	$2,940,820

Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$28,391	$-
Interest paid	$586	$9,795

Non-cash transactions:
Property and equipment acquired through accounts payable:	$195,722	$171,356
Non-cash financing activities:
Common stock issuance costs reclassified from prepaid expenses	$(1,798,989)	$-
Common stock issuance costs acquired through accounts payable	$(337,458)	$-
Issuance of warrants in connection with the issuance of convertible stock	$1,144,976	$-
Preferred stock cancellations to be refunded	$(115,000)	$-
Accrued dividends payable	$610,139	$-
IPO funds receivable in escrow	$750,000	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
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
Private Placement
In June 2024, the Company issued a Private Placement Memorandum ("PPM") to potential investors, aiming to raise capital through the sale of its Series B Preferred Stock in a Private Placement. The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The PPM was distributed to accredited investors as defined under Regulation D of the Securities Act of 1933. In connection with the PPM, the Company agreed to issue a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 900 shares of Series B Preferred Stock with an exercise price per share of $5,000 upon the closing of the PPM. The offering was completed on February 27, 2025 and resulted in net proceeds of $206,660,285.
Public Offering and Listing
On February 27, 2025, the Company completed the sale of the remaining Series B Preferred Stock from the PPM raising approximately $87,000,000 during the period January 1, 2025 through February 27, 2025.
On March 24, 2025, a majority in interest of the shareholders of the Company approved by written consent (1) the amending and restating of the Company's articles of incorporation, the recapitalization of the Company's capital stock and the appointment of directors and (2) the Company's 2025 Omnibus Equity Incentive Plan. See Note 16. Equity-Based Compensation..
On March 28, 2025, the Company completed its initial public offering (the “IPO”). Concurrently with the closing of the IPO and in accordance with the terms of the applicable Certificates of Designation, all shares of the Company’s Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock automatically converted into shares of the Company’s then-existing Class A Common Stock. At the Company’s election, all shares of the Company’s Series A Preferred Stock also converted into shares of the Company’s then-existing Class A Common Stock. All shares of Series B Preferred Stock automatically converted into shares of Class B Common Stock. On March 28, 2025 the Company also amended and restated its Articles of Incorporation (the "Amended and Restated Articles of Incorporation") to reclassify its authorized share capital to implement a dual class of securities. As a result, each share of the Company's then-existing Class A Common Stock that was issued and outstanding immediately prior to the effectiveness of the Amended and Restated Articles of Incorporation, and not held by the Company's CEO, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class B Common Stock of Newsmax Inc. Each share of the Company’s then-existing Class A Common Stock held by the Company's CEO immediately before the recapitalization, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class A Common Stock of

Newsmax Inc. Following the recapitalization, Class A Common Stock has ten votes per share and Class B Common Stock has one vote per share. Immediately following the recapitalization, the Company completed a 6,765.396:1 forward stock split of its Series A and Series B Common Stock. 27,061,584 shares (post-split) of treasury stock were effectively retired and the embedded derivative liability associated with the Series B Preferred Stock was settled and reclassified to equity. Pursuant to the Amended and Restated Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Class A Common Stock; 940,000,000 shares of Class B Common Stock; and 10,000,000 shares of Preferred Stock. The par value of all shares is $0.001. The IPO resulted in total net proceeds of $66,083,411.

On March 31, 2025, the Company listed on The New York Stock Exchange under the ticker symbol “NMAX”.

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Newsmax Inc. and its wholly owned subsidiaries Newsmax Media Inc, Medix Health, LLC (“Medix”), Crown Atlantic Insurance, LLC (“Crown”), Newsmax Broadcasting, LLC (“Broadcasting”), Humanix Publishing, LLC (“Humanix”), ROI Media Strategies (“ROI”) and Newsmax Radio LLC (“Radio”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for credit losses, carrying value of other assets, and realizability of deferred income taxes.
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
Available-for-Sale Debt Instruments
The Company classifies investments in fixed income securities as available-for-sale debt investments. The Company’s available-for-sale debt investments primarily consist of certificates of deposits and treasury securities. These available-for-sale debt investments are held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these investments are included within other comprehensive income (loss), net of tax. The Company classifies investments as current based on the nature of the investments and their availability for use in current operations.
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
Service Revenue
Service revenue is primarily derived from the Company’s original news and lifestyle content, using a mixed-revenue multi-platform model that derives income from digital, linear and OTT news channels, websites, proprietary database, publishing and video subscription services. The Company uses original news, syndicated services and editorial content to draw consumers to its media outlets in order to sell advertising, license fees and video, print and online information services. The Company earns revenue through contractual allocations of fees based on impressions received or subscriber counts.
The Company’s service revenue is comprised of the following for the three months ended March 31,

	2025	2024

Advertising revenue	$28,887,194	$25,452,346
Subscription revenue	6,982,160	6,335,112
Affiliate fee revenue	7,428,423	6,600,636

Other	437,563	775,283
Total	$43,735,340	$39,163,377
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
The Company enters into agreements with over-the-top distribution platforms to distribute the Company’s news channel. Pursuant to the Company’s distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the life of the contract. The Company has an unconditional right to receive payment of the amount billed generally within 30 to 90 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the balance sheets.
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
The Company also has Newsmax+ which is a subscription service that provides the Company’s content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as income in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as income over the term of the contract each month.
The Company’s deferred subscription revenue balances are shown below along with the corresponding revenue recognized from the prior period:

	March 31, 2025	December 31, 2024
Deferred subscription revenue, current portion	$13,060,042	$13,356,032
Deferred subscription revenue, net of current portion	2,992,697	2,835,218
Total deferred subscription revenue	$16,052,739	$16,191,250
Deferred subscription revenue recognized in revenue for the three months ended March 31, 2025 and 2024 was $3,622,705 and $4,811,383, respectively.

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
Deferred revenue related to licensing agreements amounts to $291,667 and $291,667 as of March 31, 2025 and December 31, 2024, respectively.
Product Revenue
Product sales are derived from the sales of books, audio and video, dietary supplements, and other items advertised on the Company’s website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. As of March 31, 2025 and December 31, 2024, the refund liability was $462,417 and $424,278, respectively and is classified as a reduction in accounts receivable. Product revenue is comprised of the following for the three months ended March 31:

	2025	2024
Supplement sales	$1,114,940	$1,287,350
Books, media and other product sales	658,723	251,515
Product returns and allowances	(207,296)	(102,596)
Total	$1,566,367	$1,436,268
Incremental Costs to Obtain a Contract
The revenue standard requires capitalization of the incremental costs to obtain a contract, which the Company has identified as certain sales commissions. These costs are deferred and then amortized over the expected customer life. Amortization expense is included within sales and marketing on the accompanying condensed consolidated statements of operations. As of March 31, 2025, we have $498,750 of unamortized capitalized costs to obtain a contract, of which $498,750 is recorded within other current assets on our condensed consolidated statement of financial position. During the quarter ended March 31, 2025, we recorded approximately $39,375 of amortization of capitalized costs, which is recorded within professional fees on our condensed consolidated balance sheets. During the quarter ended March 31, 2024, we had no unamortized capitalized costs to obtain a contract and we recorded no amortization of capitalized costs.
Practical Expedient
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts as expense when the amortization period is considered to be a year or less.
As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold. Shipping and handling charges recorded as revenue amounted to $83,147 and $75,141 for the three months ended March 31, 2025 and 2024, respectively.
Stock-Based Compensation
Stock options granted to employees under the Company’s 2025 Omnibus Incentive Plan vest over 18 months based on continued service and are subject to forfeiture, repurchase, or clawback during this period. Although the awards allow for early exercise in 30-day increments starting after grant, the shares remain subject to repurchase and do not substantively vest until the end of the service period. Compensation expense is recognized using the straight-line method over the 18-month service period.

The fair value of stock options is determined on the grant date using the Black-Scholes option pricing model. The model incorporates assumptions including the $10 grant-date fair value of the underlying stock, the risk-free interest rate, and expected volatility based on a peer group. The Company applied the simplified method to estimate the expected term. Based on its review of contemporaneous public filings, the Company concluded that the awards were not “spring-loaded” under SEC Staff Accounting Bulletin No. 120.
Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company accounts for forfeitures as they occur.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $2,186,481 and $2,308,612 at March 31, 2025 and December 31, 2024, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. For the three month period ended March 31, 2025 and March 31, 2024, provisions (recoveries) for credit losses totaled approximately $(118,266) and $(187,066).
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
Other Assets
During 2023, the Company capitalized a separate payment obligation of $41.3 million associated with a commercial counterparty to resolve various claims. The Company accounted for the payment as a reduction to the transaction price in accordance with the guidance in ASC 606-10-32-25 and 32-26 and is amortizing the asset as a contra-revenue item. In connection with the signing of this agreement, the Company identified indicators that the carrying value of these upfront costs were not fully recoverable based on estimated cash flows related to the customer relationship. As a result, the Company’s broadcast segment recognized impairment of the upfront cost during 2023 with no additional impairment recognized for the three months ended March 31, 2025 and 2024.
Amortization of the capitalized costs of the asset is recorded on a straight-line basis over the life of the agreement which ends June 30, 2029 as contra revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Amortization expense amounted to $764,190 and $764,190 during the three months ended March 31, 2025 and 2024, respectively.
The Company evaluates these other assets for impairment each reporting period based upon its estimate of recoverability of the assets. Recoverability of the assets is based upon estimated cash flows including reductions for direct and allocable costs attributable to the underlying business arrangement.
Fair Value Measurements
The Company carries certain assets and/or liabilities at fair value in the condensed consolidated balance sheets. The Company applies accounting guidance that defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements under the accounting guidance are classified based on the following fair value hierarchy:
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
Net Loss Per Share
Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the 3 months ended March 31, 2025 and 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this standard for interim periods beginning with the three months ended March 31, 2025 did not have a material impact on the Company's condensed consolidated financial results, but resulted in enhanced disclosures as included in Note 9. Segment Information.
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
NOTE 3. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents

U.S. Treasury securities	$—	$19,868,400	$-	$19,868,400
Money market	$30,275,441	$-	$-	$30,275,441
Certificates of deposit	$—	$750,025	$-	$750,025
Total cash and cash equivalents	$30,275,441	$20,618,425	$—	$50,893,866
Investments
Equity securities	$14,833,326	$-	$-	$14,833,326
U.S. Treasury securities	$—	$71,467,608	$-	$71,467,608
Certificates of deposit	$—	$3,500,830	$-	$3,500,830
Total investments	$14,833,326	$74,968,438	$—	$89,801,763
Total assets	$45,108,767	$95,586,863	$—	$140,695,629

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$4,959,350	$-	$4,959,350
Money market	$12,615,549			$12,615,549
Certificates of deposit	$—	$2,250,628	$-	$2,250,628
Total cash and cash equivalents	$12,615,549	$7,209,978	$—	$19,825,527
Investments
Equity securities	$7,553,725	$-	$-	$7,553,725
U.S. Treasury securities	$9,923,100	$36,580,580	$-	$46,503,680
Certificates of deposit	$—	$4,253,550	$-	$4,253,550
Total investments	$17,476,825	$40,834,130	$—	$58,310,955
Total assets	$30,092,374	$48,044,108	$—	$78,136,482

Liabilities
Warrant liability	$—	$-	$6,499,821	$6,499,821
Derivative liability	$—	$-	$41,459,418	$41,459,418
Total liabilities	$—	$—	$47,959,239	$47,959,239
The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. During the quarter ended March 31, 2025, the transfers of assets between levels was a total of $9.9 million from Level 1 to Level 2 for U.S. treasury notes and bills that are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day (off-the-run). There were no transfers in or out of Level 3 investments for the three months ended March 31, 2025.

The valuation methodologies and significant unobservable inputs for Level 3 investments were as follows:

	As of December 31, 2024
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average

Warrant liability	$6,499,821	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	4.17% - 4.28%	4.18%
			Expected term	2.5 - 4.8 years	2.7 years
Derivative liability	$41,459,418	Scenario-based discounted cash flow	Timing of conversion	0.18 - 4.42 years	0.70 years
			Discount rate	20%	20%
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 were as follows:

	As of March 31, 2025

	Warrant Liability	Derivative Liability
Opening Balance	$6,499,821	$41,459,418
Total losses for the period
Included in earnings (or changes in net assets)	1,824,179	6,104,230
Purchases, issues, sales, and settlements
Issuances	—	27,436,352
Settlement of derivative liability		(75,000,000)
Reclassification of warrant liability	$(8,324,000)
Closing Balance	$—	$—

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 were as follows:

	As of December 31, 2024

	Warrant Liability	Derivative Liability
Opening Balance	$—	$—
Total losses for the period
Included in earnings (or changes in net assets)	126,064	2,380,799
Purchases, issues, sales, and settlements
Issuances	6,373,757	39,078,619
Closing Balance	$6,499,821	$41,459,418

NOTE 4. PROPERTY AND EQUIPMENT
Major classes of property and equipment are as follows:

	Estimated Useful Lives	March 31, 2025	December 31, 2024

Furniture and fixtures	7 years	$2,005,246	$2,022,586
Computer, office and production equipment	3-8 years	12,345,759	12,145,337
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,241,829	10,178,386
Fixed assets not yet placed in service	N/A	—	—
		24,592,834	24,346,310
Less: Accumulated depreciation		(18,867,584)	(18,120,692)
		$5,725,250	$6,225,617
Depreciation of property and equipment amounted to $736,875 and $805,049 for the three months ended March 31, 2025 and 2024, respectively.
Included in property and equipment are finance lease assets of $397,051 and $525,379 as of March 31, 2025 and 2024, respectively.
NOTE 5. INVESTMENTS
Investments on the condensed consolidated balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
Equity securities	$14,833,326	$7,553,725
Available-for-sale securities	$74,968,438	$50,757,230
Total investments	$89,801,763	$58,310,955
Available-for-Sale Securities
The major classes of the Company's available-for-sale investment securities and their respective fair values at March 31, 2025, were as follows:

	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$3,500,000	$830	$—	$3,500,830
U.S. Treasury securities	$71,038,896	$428,712		$71,467,608
Total	$74,538,896	$429,542	$—	$74,968,438

The maturity distribution based on the contractual terms of the Company's available-for-sale investment securities at March 31, 2025 was as follows:

	Amortized Cost	Fair Value
Due within 1 year	$29,643,790	$29,831,550
Due after 1 year through 5 years	$44,895,107	$45,136,888
Total	$74,538,896	$74,968,438
The Company had 10 investments mature during the three months ended March 31, 2025. There were no material realized gains or losses from available for sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2025.

NOTE 6. LEASES
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the right of use asset, net, and operating lease liability, current portion and net of current portion. Finance lease assets are included in Property and equipment, net and Finance lease liability, current portion and net of current portion. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities.
Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

Other supplemental information:	March 31, 2025	December 31, 2024
Operating leases:
Weighted average of remaining lease term (in years)	2	2
Weighted average discount rate	4.35%	4.35%
Finance leases:
Weighted average of remaining lease term (in years)	1	2
Weighted average discount rate	10.83%	10.96%
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $1,238,695 and $1,283,818 for the three months ended March 31, 2025 and 2024, respectively.
Future minimum lease payments at March 31, 2025 were as follows:

	Operating	Finance	Total

2025	$3,055,315	$164,065	$3,219,380
2026	3,210,308	130,605	3,340,912
2027	614,950	4,999	619,949
2028	297,892	-	297,892
2029	72,447	-	72,447
Thereafter	-	-	-
Total lease payments	$7,250,911	$299,669	$7,550,580
Less: imputed interest	(284,938)	(22,263)	(307,202)
Present value of lease liability	$6,965,973	$277,406	$7,243,379
NOTE 7. LINE OF CREDIT
The Company had a $9,000,000 bank line of credit with $500,000 outstanding during the first 10 months of 2024. The line bore interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). The line of credit expired in October 2024 and the Company did not renew.
NOTE 8. INCOME TAXES
Effective income tax rates for interim periods are based on the Company’s estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of the Company’s annual taxable earnings and the allocation of those taxable earnings across the various states in which we operate. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities.

The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 was approximately 0.03% and 0.05%, respectively. This was different than the expected federal income tax rate of 21% primarily due to the Company operating at a loss with a full valuation allowance. The Company had insignificant state income taxes for the three months ended March 31, 2025 and 2024
.
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

The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Revenues
Broadcasting	$36,187,178	$30,110,903
Digital	9,114,529	10,488,742
Total revenues	$45,301,707	$40,599,645

Segment expenses and operating performance
Broadcasting
Cost of sales	18,643,765	15,340,809
Adjusted general and administrative expenses	15,392,171	10,996,759
Broadcasting adjusted EBITDA	2,151,242	3,773,335
Digital
Cost of sales	4,990,863	4,963,208
Adjusted general and administrative expenses	7,443,210	6,101,044
Digital adjusted EBITDA	(3,319,544)	(575,510)
Total reportable adjusted EBITDA	(1,168,302)	3,197,825

Corporate and unallocated
Depreciation	(736,875)	(805,049)
Interest, net	1,048,231	1,508
Unrealized gain (loss) on marketable securities	1,585,580	163,346
Other corporate matters	(9,667,603)	(53,236,120)
Other, net	(8,288,556)	(3,225)
Loss before income tax expense	(17,227,525)	(50,681,715)
Income tax expense	5,000	1,972
Net loss	$(17,232,525)	$(50,683,687)
Revenues by Segment by Component

	For the three months ended March 31,
	2025	2024
Broadcast
Advertising	$24,631,579	$20,303,395
Subscription	3,689,676	2,431,872
Affiliate fee	7,428,423	6,600,636
Other	437,500	775,000
Total Broadcast revenues	36,187,178	30,110,903
Digital
Advertising	$4,255,615	5,148,951
Subscription	3,292,484	3,903,240
Product sales	1,566,367	1,436,268
Other	63	283
Total Digital revenues	9,114,529	10,488,742
Total revenues	$45,301,707	$40,599,645

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
No single customer accounted for over 10% of the Company’s condensed consolidated net revenues during either of the three months ended March 31, 2025 or 2024. No single customer accounted for over 10% of the Company’s condensed consolidated accounts receivable as of March 31, 2025 or December 31, 2024.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments for contracts that run through 2027 as of March 31, 2025:

	Payments Due by Period
	Total	2025	2026	2027
Distribution agreements	$8,277,525	$8,277,525	$-	$-
Other commitments	13,831,250	6,402,917	5,267,500	2,160,833
Total commitments and contractual obligations	$22,108,775	$14,680,442	$5,267,500	$2,160,833
Distribution Agreements
The Company has entered into several Affiliation/Distribution Agreements with the MVPDs. These agreements typically have a five-year term beginning as early as December 2014 and ending as late as December 2025. The Company is required to make payments under such agreements which have payment terms that are generally over a three-to-four-year period and as such will shift between accrued distribution fees or prepaid distribution fees.
Other Commitments
The Company has entered into several other contractual commitments over the next three years ending in December 2027 primarily related to talent costs and other service agreements.
NOTE 12. LEGAL
Legal Matters
From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse impact on the Company’s condensed consolidated financial position or results of condensed consolidated operations or condensed consolidated cash flows. The Company accrues for loss contingencies that are probable and reasonably estimable. The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Defamation and Disparagement Claims
From time to time, the Company is subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) filed during 2023. The Smartmatic complaint sought an unspecified amount of damages while the Dominion complaint is seeking $1.6 billion in damages. On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2024. The $40 million payable over time is recorded within settlement liability on the Condensed Consolidated Balance Sheet. As of March 31, 2025 the outstanding balance of the settlement is $10 million.
The Company continues to believe the Dominion and other pending lawsuits are without merit and intends to defend against them vigorously. Discovery in the Dominion case, including depositions and expert discovery, remains ongoing, and summary judgement and other key motions will follow. At this time, a date for the trial in the Dominion lawsuit has not been established. The Company is unable to predict the final outcome of this matter and cannot reasonably estimate the amount of liability, if any. To date, the Company has not reserved any amounts for pending or future claims. There can be no assurance that the ultimate resolution of this pending matter will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of March 31, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $34.0 million remaining to be paid over time. The fair value of the settlement agreement as of March 31, 2025 and 2024 was $27.5 million and $30.6 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 51 and 63 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the condensed consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements.

	As of March 31, 2025 Payments Due by Period
	Total	2025	2026	2027	2028	2029
Settlement agreements	$43,970,588	$18,492,647	$7,279,412	$7,279,412	$7,279,412	$3,639,706
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Salary Savings Plan (the “Plan”) covering those employees who meet eligibility requirements set forth in the Plan. The matching contribution is at the discretion of the Company’s Board of Directors. The Company’s policy is to match 100% of the first 1% of employee contributions and 50% on the next 2 to 6% of employee contributions. Total expense for the Plan for the three months ended March 31, 2025 and 2024 amounted to $382,362 and $892,005, respectively.
NOTE 14. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK
Convertible and Redeemable Preferred Stock
Prior to the March 28, 2025 initial public offering, the Company held Convertible and Redeemable Preferred Stock, which converted in connection with the initial public offering. The conversion included accumulated dividends on the Redeemable Preferred Stock except for those shares held by two preferred stockholders who elected to receive their accumulated dividends in cash on the initial public offering date. As of March 31, 2025, the Company does not have Convertible and Redeemable Preferred Stock outstanding. Convertible and Redeemable Preferred Stock as of December 31, 2024 (71,034 total shares authorized and all classes are $0.001 par value per share) was as follows. The conversion prices and conversion ratios presented in this footnote have not been adjusted for the stock split disclosed in Note 1. Nature of Business:

Series	Shares Authorized	Shares Issued and Outstanding	Per Unit Issue Price	December 31, 2024 Conversion Price	Liquidation Preference	Carrying Amount
Series A	3,965	611	$22,500	$22,500	$13,747,500	$14,726,570
Series A (with redemption rights)	35	35	$22,500	$22,500	787,500	1,296,850
Series A-1	2,445	1,222	$20,451	$20,451	25,000,000	32,147,260
Series A-2	3,176	2,647	$18,891	$18,891	50,000,000	50,000,000
Series A-3	1,413	1,060	$23,619	$23,619	25,036,140	30,406,221
Series B	60,000	27,612	$5,000	$50,741	138,060,000	86,742,045
	71,034	33,187			$252,631,140	$215,318,946
Prior to the March 28, 2025 initial public offering, the Company’s Series A convertible preferred stock was classified as mezzanine equity and Series B convertible preferred stock was classified as permanent equity in our condensed consolidated financial statements. The following features were present in the preferred stock that was outstanding as of December 31, 2024.
The Company measured the preferred stock where redemption was probable at its maximum redemption value plus dividends not declared or paid but which would be payable upon redemption. On December 31, 2024, the preferred stock was remeasured, resulting in a maximum redemption value of $128,576,901 and accretion of $12,814,190, included in Accumulated Deficit on the condensed consolidated balance sheets as of December 31, 2024.
The Series B preferred stock included certain redemption rights that were solely in the control of the Company, including redemption upon sale or liquidation of the Company, and an in-substance redemption feature associated with the conversion terms of the Series B preferred stock upon IPO. The stock was recorded in permanent equity on the condensed consolidated balance sheets as of December 31, 2024. The redemption features were bifurcated as an embedded derivative and were accounted for as a derivative liability on the condensed consolidated balance sheet. The fair value of the embedded derivative was estimated using a scenario-based discounted cash flow method. The valuation methodology included assumptions and judgments regarding discount rates and timing of conversion, which were primarily level 3 assumptions. The embedded derivative was measured at fair value on a recurring basis and any changes in fair value in a subsequent period were be recorded to other income (expense). For the three months ended March 31, 2025, the Company recognized a loss of $6.1 million in fair value adjustments in other, net on the condensed consolidated statements of operations and comprehensive (loss) income related to the change in net fair value between the beginning of the year and the conversion of the Series B preferred stock upon IPO.
NOTE 15. EQUITY
Common Stock A – As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share and 20,000 shares of common stock (pre-stock split), with a par value of $0.001 per share, respectively.
Common Stock B - As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share and 60,000 shares of common stock (pre-stock split), with a par value of $0.001 per share, respectively.

Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10 million increase in gross proceeds. Prior to conversion of the underlying Series B preferred stock into Class B common stock, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the conversion of the underlying Series B preferred shares to Class B common shares as a result of the Company's March 28, 2025 offering, the warrant meets the conditions for equity classification. As a result, the warrant has been recorded in equity at its March 28, 2025 fair value of $8,324,000 with a final fair value adjustment loss of $1,824,179 recorded in other, net on the March 31, 2025 condensed consolidated statements of operations and comprehensive (loss) income.
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, the exercise price is $7.50 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company evaluated the warrant under ASC 718, Compensation - Stock Compensation and determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's condensed consolidated balance sheets as of March 31, 2025.
NOTE 16. EQUITY-BASED COMPENSATION
On March 28, 2025, the Board adopted our 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) and it was approved by our shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. Our administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Plan. The Plan was administered by the Board. On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options allow for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date.
As of March 31, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Plan was approximately $20.5 million and is expected to be recognized over a weighted average period of 1.5 years.
The Company’s equity-based awards are settled in Class B Common Stock. As of March 31, 2025, the Company had 4.1 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The following table summarizes the activities for our stock options for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	736,793	1.70
Granted	3,382,000	6.14
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2025	4,118,793	5.34
The Company granted 736,793 options under the previous equity incentive plan which were fully vested as of March 31, 2025.

The equity-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
	2025	2024
Cost of services	$652,151	$—
Personnel costs	924,958	—
Total equity-based compensation expense	$1,577,109	$—
NOTE 17. LOSS PER SHARE
The holders of our Class A and Class B common stock have identical liquidation and dividend rights but different voting rights. Accordingly, we present the loss per share for Class A and Class B common stock together. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of our Class A and Class B common stock outstanding. Loss per share for Class B common stock is not presented separately as under the two-class method Class A and Class B loss per share is not meaningfully different. The following table illustrates the reconciliation of the basic and diluted loss per share computations.

	Three Months Ended March 31,
	2025	2024
Basic and diluted loss per share:
Numerator:
Net loss	$(17,232,525)	(50,683,687)
Cumulative dividends on preferred stock	4,667,803	1,443,735
Net loss attributable to common stockholders	$(21,900,328)	$(52,127,422)
Denominator:
Weighted average common stock outstanding, basic and diluted[1]	44,895,546	41,065,954
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(1.27)
1 Includes 39.2 million and 41.1 million shares of Class A common stock and 88.9 million and 0 shares of Class B common stock, for the three months ended March 31, 2025 and 2024, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Warrants	1,933,333	—
Stock options	4,118,793	722,071
Preferred shares	—	37,717,083
Total	6,052,127	38,439,153
NOTE 18. SUBSEQUENT EVENTS
On April 15, 2025, a pretrial conference was held in the matter of Dominion vs. Newsmax. At the outset of the conference, the presiding judge informed the parties that he would shortly assume the role of President Judge of the Superior Court, a position that carries additional administrative responsibilities.

On April 16, 2025, the court issued an order adjourning the trial to a date to be determined. The court also ordered the parties to participate in mandatory mediation.
The Company continues to believe it has meritorious defenses and intends to vigorously defend against the claims. The trial’s postponement does not impact the Company’s current assessment of the matter, and the Company does not expect this development to have a material effect on its condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited consolidated financial statements as of and for the quarter ended March 31, 2025 and the year ended December 31, 2024, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
Overview of the Company’s Business
Founded in 1998 as a digital media brand, Newsmax Inc. entered the cable news market in 2014. Since then, the network has had an astonishing rise, climbing into the top tier of cable channels, and has remained the fourth highest-rated cable news channel in the United States, just behind CNN. According to Nielsen, Newsmax Inc. was the only cable news channel to see ratings growth across all day parts in 2025, with prime-time up 42% in total viewers. Q1 2024 also saw an impressive 137% rise in prime-time ratings, compared to the same period last year.
The Company has developed a significant audience, reaching over 40 million Americans each month through its television broadcasts and multi-platform content, and has demonstrated remarkable growth with revenues up 332% since 2021.
In June 2024, a Reuters global survey of media found Newsmax Inc. was one of the nation’s “top news brands,” identifying the network as one of only 12 major media outlets Americans are turning to regularly.
Newsmax Inc. is a holding company that owns 100% of the equity interests of its operating company Newsmax Media and the other Subsidiaries operate the businesses described in this Quarterly Report, and none of those businesses are operated by Newsmax Inc.
Newsmax Inc. is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its popular website Newsmax.com and affiliated sites, its syndicated radio show and podcasts and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media. Newsmax Media content is carried by all major linear cable and satellite pay TV platforms, or multichannel video programming distributors (“MVPDs”) for the Newsmax and World at War channels, and most over the top (“OTT”) streaming platforms for its free ad-supported streaming television service (“FAST”) channel Newsmax2, making Newsmax Media content available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Media’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Media’s partners to provide cable television and digital news under the Newsmax Media brand to viewers in several European countries, including Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia and Albania.

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
•Medix Health, LLC offers and sells 21 nutraceutical products. Medix Health’s products are aimed at Newsmax Media’s core demographic of consumers and cross-sold through Newsmax Media’s health newsletters. These supplements have been certified as compliant with current Good Manufacturing Practices by The Natural Products Association and are typically formulated by medical doctors who also write and edit Newsmax Media’s health newsletters. Newsmax Media retains all intellectual property rights to the supplement formulations created for Medix Health. The natural supplements seek to help customers alleviate pain, reduce blood glucose, prevent heart disease, improve energy and mental acuity, and, in general, improve overall wellness. All Medix Health supplements are manufactured at third-party manufacturing facilities that are FDA registered and meet current Good Manufacturing Practices standards. All Medix Health supplements are offered online and are usually purchased as part of a recurring subscription program.
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
•Newsmax, as a relatively new network, has potential for additional distribution growth, and growth of its advertising revenue as well as affiliate fees , which is a revenue stream that started in 2023 where previously the Company paid for distribution. Linear TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance.
Trends and Other Factors Impacting Our Performance
The Company’s broadcast segment derives the majority of its revenues from advertising. For the three months ended March 31, 2025, the Company generated revenues of approximately $45.3 million, of which 63.8% was generated from advertising in the broadcast and digital segments, 16.4% was generated from affiliate fee revenue, 15.4% was generated from subscriptions for publications including Newsmax+ and 4.4% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
For the three months ended March 31, 2024, the Company generated revenues of $40.6 million, of which approximately 62.7% was generated from advertising in the broadcast and digital segments, approximately 15.6% was generated from subscriptions for publications including Newsmax+, approximately 5.4% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fee and approximately 16.3% was generated from affiliate fees.
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
The Company enters into agreements with over-the-top distribution platforms to distribute the Company’s news channel. Pursuant to the Company’s distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the life of the contract. The Company has an unconditional right to receive payment of the amount billed generally within 30 to 90 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the balance sheets.
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
In 2025, the Company launched Newsmax+ which is a subscription service that provides the Company’s broadcast content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as income in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as income over the term of the contract each month.

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
Results of Operations
Three months ended March 31, 2025, versus March 31, 2024
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our results of operations data for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$28,887,194	$25,452,346	$3,434,848	13.5
Subscription	6,982,160	6,335,112	647,048	10.2
Affiliate fee	7,428,423	6,600,636	827,787	12.5
Other	437,563	775,283	(337,720)	(43.6)
Product Sales	1,566,367	1,436,268	130,099	9.1
Total revenues	$45,301,707	$40,599,645	$4,702,061	11.6
Cost of revenues	23,634,628	20,304,017	3,330,611	16.4
Gross profit	$21,667,079	$20,295,628	1,371,450	6.8
General & administrative	33,239,859	71,138,971	(37,899,112)	(53.3)
Other (expense) income, net	(5,654,745)	161,628	(5,816,373)	(3598.6)
Loss before income tax expense	$(17,227,525)	$(50,681,715)	$33,454,190	66.0
Income tax expense	5,000	1,972	3,028	(153.5)
Net loss	$(17,232,525)	$(50,683,687)	$33,451,162	66.0

Revenues
Revenues increased by approximately $4.7 million, or 11.6%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Affiliate fee revenues increased by approximately $0.8 million due to new contractual relationships as well as rate increases which took effect in 2025. Subscription revenue increased by approximately $0.6 million due to an increase in subscribers of the Newsmax+ streaming service but was offset by reductions in publication subscriptions due to decreased new customer acquisition. Product Sales increased by approximately $0.1 million due to sales of the new book releases "Pay Zero Taxes", "Turnaround" and "Plan Red" but was offset slightly by lower nutraceutical sales as a result of decreased new customer acquisition. Advertising revenue increased by approximately $3.4 million due to higher linear cable and satellite advertising revenue due to higher Nielsen ratings which translated to higher rates but was offset by reductions in digital advertising revenue due to 2024 being an election year.
Cost of Revenues
Cost of revenues increased by approximately $3.3 million, or 16.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. These increases were offset by reductions in credit card fees, distribution and carriage expense, subscription fulfillment product obsolesce and call center costs.
Gross Profit
Gross profit increased by approximately $1.4 million, or 6.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross profit as a percent of revenues decreased to 47.8% for the three months ended March 31, 2025 from 50.0% for the three months ended March 31, 2024. Gross profit increased mainly due to an increase in revenue around advertising, affiliate fees and Newsmax+.
General and Administrative Expense
General and administrative expense decreased by approximately $(37.9) million or (53.3)%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease in other corporate matters by approximately $37.2 million due to Smartmatic settlement expenses incurred in the three months ended March 31, 2024 offset by increases in personnel costs of approximately $2.1 million, stock compensation costs of approximately $1.6 million, consulting and legal fees associated with becoming a public company of approximately $1.3 million, and events related to the inauguration of President Donald J. Trump on January 20, 2025 of approximately $1.2 million.
Other (Expense) Income, Net
Other (expense) income net increased by approximately $5.8 million, or 3,598.6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by non-cash mark to market adjustments for the derivative and warrant liabilities offset by increases in interest and dividend income as well as an increase in unrealized gains.
Segment Analysis
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$36,187,178	$30,110,903	$6,076,275	20.2
Digital	9,114,529	10,488,742	(1,374,213)	(13.1)
Total revenues	$45,301,707	$40,599,645	$4,702,061	11.6

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$2,151,242	$3,773,335	$(1,622,093)	(43.0)
Digital	(3,319,544)	(575,510)	(2,744,034)	476.8
Adjusted EBITDA[1]	$(1,168,302)	$3,197,825	$(4,366,126)	(136.5)
Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$24,631,579	$20,303,395	$4,328,184	21.3
Subscription	3,689,676	2,431,872	1,257,804	52
Affiliate fee	7,428,423	6,600,636	827,787	12.5
Other	437,500	775,000	(337,500)	(43.5)
Total revenues	$36,187,178	$30,110,903	$6,076,275	20.2
Cost of revenues	18,643,765	15,340,809	3,302,956	21.5
Gross profit	$17,543,413	$14,770,094	2,773,319	18.8
General & administrative	15,392,171	10,996,759	4,395,412	40.0
Segment Adjusted EBITDA[2]	$2,151,242	$3,773,335	$(1,622,093)	(43.0)
Broadcast Revenues increased by $6.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to an increase in affiliate fee revenue of approximately $0.8 million, which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025, advertising revenue of approximately $4.3 million due to higher ratings and pricing, subscription revenue of approximately $1.3 million from Newsmax+ due to an increase in subscribers offset by a decrease in licensing revenue of approximately $(0.3) million.
Broadcast Segment Adjusted EBITDA decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increases in cost of revenues and G&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Additional increases consisted of marketing for TV, audit, consulting and legal fees associated with becoming a public company and costs associated with coverage of President Donald J. Trump on January 20, 2025. These expense increases were offset by reductions in distribution and carriage costs, fulfillment costs and bank fees..
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$4,255,615	$5,148,951	$(893,336)	(17.3)
Subscription	3,292,484	3,903,240	(610,756)	(15.6)
Product sales	1,566,367	1,436,268	130,099	9.1
Other	63	283	(220)	(77.7)
Total revenues	$9,114,529	$10,488,742	$(1,374,213)	(13.1)
Cost of revenues	4,990,863	4,963,208	27,655	0.6
Gross profit	$4,123,666	$5,525,534	(1,401,868)	(25.4)
1 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.
2 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.

General & administrative	7,443,210	6,101,044	1,342,166	22.0
Segment Adjusted EBITDA[3]	$(3,319,544)	$(575,510)	$(2,744,034)	(476.8)
Digital Revenues decreased by $1.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to decreases in advertising revenue due to 2024 being an election year which drives digital advertising revenue as well as subscription revenue as a result of decreased marketing for new customer acquisitions.
Digital Segment Adjusted EBITDA decreased for the three months ended March 31, 2025, as compared to three months ended March 31, 2024, due to increased headcount, consulting and legal fees associated with becoming a public company as well as stock compensation expense for the stock options issued in March 2025.
Three months ended March 31, 2025 versus three months ended March 31, 2024
The following table reconciles Net loss to Adjusted EBITDA for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	2025	2024
Net loss	$(17,232,525)	$(50,683,687)
Add
Depreciation	736,875	805,049
Interest, net	(1,048,231)	(1,508)
Unrealized (gain) loss on marketable securities	(1,585,580)	(163,346)
Other corporate matters	9,667,603	53,236,120
Other, net[4]	8,288,556	3,225
Income tax expense	5,000	1,972
Adjusted EBITDA[5]	$(1,168,302)	$3,197,825
Liquidity and Capital Resources
The Company had approximately $126.7 million of cash and cash equivalents and $89.8 million in investments as of March 31, 2025. The Company’s primary sources of liquidity include cash on hand and available-for-sale investments.
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. As of the date hereof, the Company has made payments under the settlement agreement totaling $30 million. Payment of the remaining balance of $10 million will be made on June 30,2025 . This payment will be made from the Company’s existing cash on hand.
The principal uses of cash that affect the Company's liquidity position include the following: operational expenditures including production cost, marketing and promotional expenses, expenses related to broadcasting the Company's programming, employee and facility costs, capital expenditures, income taxes, interest payments and legal fees and settlements.
The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206.7 million.
The Company believes these sources of liquidity are sufficient to meet its business operating requirements and its capital expenditures for the next 12 months.
3 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Convertible Preferred Stock
Convertible Preferred Stock as of March 31, 2025 and December 31, 2024 (0 and 41,034 total shares authorized, respectively, and all classes are $0.001 par value per share) is as follows:

	Issued and Outstanding as of
Class	March 31, 2025	December 31, 2024
Series A	$—	611
Series A (with redemption rights)	$—	35
Series A-1	$—	1,222
Series A-2	$—	2,647
Series A-3	$—	1,060
Series B	$—	27,612
	$—	33,187
Cash and Cash Equivalents
As of March 31, 2025, cash and cash equivalents balance was approximately $126.7 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents, along with projected cash flows, are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31
	2025	2024
Net cash provided by (used in):
Operating activities	$(15,725,959)	$(3,307,824)
Investing activities	(29,495,914)	228,919
Financing activities	147,887,679	(17,486)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $15.7 million and was primarily due to a net loss and offset by an increase in accrued expenses.
Net cash used in operating activities for the three months ended March 31, 2024 was $3.3 million and was primarily due to a decrease in accounts payable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $29.5 million primarily due to an increase in the purchase of investments.
Net cash provided by investing activities for the three months ended March 31, 2024 was $0.23 million primarily due to an increase in the sale of investments offset by purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $147.9 million primarily due to a proceeds received from issuances of convertible stock and common stock in the initial public offering.

Net cash used in financing activities for the three months ended March 31, 2024 was $0.02 million primarily due to principal payments under finance lease obligations.
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
JOBS Act Accounting Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.
ITEM 4. CONTROLS AND PROCEDURES
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of March 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
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

As of March 31, 2025, these material weaknesses still exist. We are committed to remediating the material weaknesses described above and continuing remediation efforts during 2025. We intend to initiate and implement several remediation measures including, but not limited to, hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist Newsmax Inc. with formalizing its business process, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of our internal controls. While our efforts are ongoing, we plan to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls. However, we cannot be certain that our efforts will successfully remediate our material weaknesses.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
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
On August 10, 2021, Dominion Voting Systems Corporation, Inc. or certain of its affiliates, an election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation in connection with our coverage of the 2020 Presidential election, seeking up to $1.6 billion in compensatory damages as well as punitive damages. Discovery in the Dominion cases, including depositions and expert discovery, remains ongoing. At this time, a date for the trial in the Dominion lawsuit has not been established. Newsmax Media believes that it offered balanced and fair coverage in the dispute over the 2020 elections and the Dominion case is without merit and it has and will continue to vigorously defend against such suit. As of the date of this Annual Report, Newsmax is unable to predict the final outcome of the Dominion matter and cannot reasonably estimate the amount of its liability, if any. However, an unfavorable outcome in the Dominion matter could have a material adverse effect on Newsmax’s financial position, results of operations and cash flows.
In addition, on November 3, 2021, Smartmatic USA Corp. or certain of its affiliates, another election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation, seeking compensatory, consequential and punitive damages to be determined at trial. Newsmax Media reached a settlement agreement with Smartmatic on September 26, 2024, pursuant to which all claims will be released by Smartmatic for consideration, including a cash amount of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of class B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Management believes the settlement with Smartmatic will, subject to the payment of all consideration in a timely manner, reduce then eliminates future legal expenses the Company would have expected to bear related to this suit, which could have included costly appellate legal actions and other matters. The Smartmatic settlement agreement is subject to reaching a definitive settlement agreement that is approved by the court. Refer to Note 12. Legal for details of the settlement.

ITEM 1A. RISK FACTORS
The following risks update the risk factors previously disclosed in the Company’s Annual Report. Please refer to Part I, Item 1.A Risk Factors in the Company’s Annual Report for other risks related to our business.

We are subject to risks of doing business in other countries, including those related to tariffs, trade restrictions and government actions.

We are subject to the risks of doing business internationally, which increasingly include the following:

•changes in regulatory requirements or other executive branch actions, such as Executive Orders;

•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;

•disputes with authorities in non-U.S. jurisdictions, including international trade authorities;

•imposition of domestic and international taxes, export controls, tariffs, duties, embargoes, sanctions and other trade restrictions;

•changes to U.S. and non-U.S. government policies, including sourcing restrictions, requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements; and

•the complexity and necessity of using non-U.S. representatives and consultants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

In June 2024, the Company launched an offering of its Series B Preferred Stock in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Private Placement”). The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206.7 million. In connection with the Private Placement, the Company issued a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 600,000 shares of Series B Preferred Stock with an exercise price per share of $12.50. The shares of common stock described above were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act in that such transactions did not involve a public offering and/or Regulation D promulgated thereunder.

Regulation A Offering

On February 7, 2025, the Company filed an offering statement on Form 1-A (as amended, the “Offering Statement”, File #024-12567) with the SEC for the sale of up to 7,500,000 shares of Class B Common Stock at $10.00 per share (the “Reg A IPO”). The Offering Statement was declared qualified by the SEC on March 7, 2025. The Company completed the Reg A IPO on March 28, 2025, having sold 7,500,000 shares of its Class B Common Stock, resulting in net proceeds to the Company of approximately $70.3 million, after deducting commissions. Digital Offering, LLC acted as lead selling agent. The shares of Class B Common Stock were issued pursuant to Regulation A of Section 3(b) of the Securities Act for Tier 2 offerings.

Use of Proceeds from Regulation A Offering

The Company intends to use the net proceeds from the Reg A IPO for its own general and corporate expenses. The Company may, in its sole discretion, make capital contributions to Newsmax Media from time to time to fund working capital needs and business initiatives. Such working capital needs may include costs related to talent and programming, marketing, distribution and digital expansion. In the ordinary course of business, Newsmax Media expects to evaluate the acquisition of, investment in or in-license of complementary products, technologies or businesses, and could use a portion of the net proceeds from the Reg A IPO for such activities; however, Newsmax Media currently does not have any agreements, arrangements, or commitments with respect to any potential acquisition, investment or license.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Quarterly Report on Form 10-Q
1.Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.
2.Consolidated Financial Statement Schedules: Financial statement schedules are omitted either due to the absence of conditions under which they are required or because the information required is included in the notes to the Company’s Consolidated Financial Statements.
(b)Exhibit Index

Exhibit No.	Description
10.1	Form of Subscription Agreement for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.11 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.2	Form of Subscription Agreement (DealMaker) for purchase of Class B Common Stock (Incorporated by reference to Exhibit 4.13 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.3
Form of Indemnification Agreement with Executive Officers and Directors of the Company (Incorporated by reference to Exhibit 6.7 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).

10.4	2025 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 6.9 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.5	Stock Option Agreement (2025 Omnibus Equity Incentive Plan) (Incorporated by reference to Exhibit 6.10 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
10.6
Selling Agency Agreement, dated March 7, 2025, between the Company and Digital Offering, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2025).

10.7
Standby Equity Purchase Agreement, dated April 4, 2025, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL.
*Filed herewith.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSMAX INC.

Date: May 15, 2025	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2025	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)