Form 10-Q
period 2025-06-30
Newsmax Inc.
filed 2025-08-19
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 19, 2025, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,810,499 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

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

Part I - Financial Information

Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$33,842,039	$24,052,887
Investments	164,052,830	58,310,955
Accounts receivable, net	29,553,260	28,265,721
Inventories, net	1,640,952	1,792,697
Prepaid expenses and other current assets	8,209,833	8,925,294
Total current assets	237,298,914	121,347,554

Property and equipment, net	6,187,097	6,225,617
Right of use asset, operating lease	5,431,334	7,191,606
Other assets	10,282,124	10,698,660
Security deposits	598,319	609,426
Total assets	$259,797,788	$146,072,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,729,014	$14,670,846
Accrued expenses	7,772,710	9,882,720
Accrued payroll	1,973,340	2,220,872
Accrued distribution	895,071	1,068,366
Deferred revenue	11,511,584	13,652,699
Lease liability, operating lease	3,555,150	3,894,102
Lease liability, finance lease	190,239	199,237
Settlement liability	53,231,010	29,099,265
Warrant liability	-	6,499,821
Derivative liability	-	41,459,418
Total current liabilities	94,858,118	122,647,346

Long-term liabilities:
Deferred revenue, net of current portion	2,926,255	2,835,218
Lease liability, operating lease, net of current portion	2,494,520	4,049,256
Lease liability finance lease, net of current portion	33,933	129,930
Share repurchase liability	5,301,080	-
Other long-term liabilities	1,000,000	-
Settlement liability, net of current portion	46,330,986	25,477,941
Total liabilities	152,944,892	155,139,691

Commitments and contingencies (Note 11)
Convertible and redeemable preferred stock, $0.001 par value; 11,034 shares authorized; and 0 and 5,575 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	128,576,901

Stockholders’ equity (deficit)
Convertible and redeemable preferred stock, $0.001 par value; 60,000 shares authorized; and 0 and 27,612 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	86,742,045
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding; Class B common stock, 0.001 par value; 940,000,000 shares authorized 89,768,339 shares issued and outstanding at June 30, 2025. Class A common stock, 0.001 par value; 20,000 Class A shares authorized; 68,127,538 Class A shares issued and outstanding at December 31, 2024; 60,000 Class B shares authorized; 0 Class B shares issued and outstanding at December 31, 2024 (1)	129,008	10
Treasury stock, 0 and 27,061,584 shares at cost, respectively	-	(14,622,222)
Additional paid-in capital	426,631,367	18,056,702
Accumulated other comprehensive income (loss)	876,320	(52,849)
Accumulated deficit	(320,783,799)	(227,767,415)
Total stockholders’ equity (deficit)	106,852,896	(137,643,729)
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)	$259,797,788	$146,072,863

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Service revenue	$44,884,207	$37,746,093	$88,619,548	$76,909,470
Product revenue	1,555,537	1,480,639	3,121,904	2,916,907
Total revenues	46,439,744	39,226,732	91,741,452	79,826,377

Cost of services	27,758,685	21,073,281	52,407,148	41,576,599
Cost of products sold	1,039,298	1,431,756	2,230,404	2,623,036
Gross profit	17,641,761	16,721,695	37,103,900	35,626,742

General and administrative expenses:
Personnel costs	8,614,761	6,047,773	16,628,179	11,839,569
Advertising costs	5,941,417	3,852,379	10,359,871	8,344,979
Professional fees	4,766,085	1,132,068	7,390,549	2,470,818
Rent and utilities	1,540,453	1,472,394	2,990,244	2,969,458
Depreciation	734,590	820,044	1,471,465	1,625,093
Other corporate matters	68,437,098	5,838,233	78,104,701	59,074,353
Other	4,012,806	2,309,934	8,137,119	4,896,946
Total general and administrative expenses	94,047,210	21,472,825	125,082,128	91,221,216

Loss from operations	(76,405,449)	(4,751,130)	(87,978,228)	(55,594,474)

Other income (expense), net
Interest and dividend income	1,802,054	26,168	2,856,340	53,461
Interest expense	(7,456)	(22,377)	(13,511)	(48,162)
Unrealized (loss) gain on marketable securities	(500,736)	(34,772)	1,084,844	128,574
Other, net	(54,342)	(28,461)	(8,342,898)	(31,686)
Total other income (expense), net	1,239,520	(59,442)	(4,415,225)	102,187

Net loss before income taxes	(75,165,929)	(4,810,572)	(92,393,453)	(55,492,287)

Income tax expense	9,693	18,988	14,693	20,960
Net loss	$(75,175,622)	$(4,829,560)	$(92,408,146)	$(55,513,247)

Other comprehensive income:
Unrealized gain on available for sale debt investments, net of income tax	446,778	—	929,169	—
Comprehensive loss	$(74,728,844)	$(4,829,560)	$(91,478,977)	$(55,513,247)

Weighted average common stock outstanding, basic and diluted (1)	128,333,356	41,065,954	86,938,585	41,065,954
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.15)	$(1.12)	$(1.42)
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	5,575	$128,576,901	41,065,954	$10	27,612	$86,742,045	27,061,584	$(14,622,222)	$18,056,702	$(52,849)	$(227,767,415)	$(137,643,729)

Dividends accretion	—	$608,238	—	$—	—	$—	—	$—	$—	$—	$(608,238)	$(608,238)

Other comprehensive income	—	$—	—	$—	—	$—	—	$—	$—	$482,391	$—	$482,391

Sale of preferred stock Series B	—	$—	—	$—	17,379	$51,982,894	—	$—	$—	$—	$—	$51,982,894

Issuance of equity-classified warrants	—	$—	—	$—	—	$1,144,976	—	$—	$—	$—	$—	$1,144,976

Issuance of common stock, net of offering cost and expenses	—	$—	7,500,000	$7,500	—	$—	—	$—	$66,075,911	$—	$—	$66,083,411

Dividends	—	$—	—	$—	—	$—	—	$—	$(915,069)	$—	$—	$(915,069)

Recapitalization and conversion of preferred stock	(5,575)	$(129,185,139)	79,623,230	$120,672	(44,991)	$(139,869,915)	(27,061,584)	$14,622,222	$329,312,157	$—	$—	$204,185,136

Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$1,577,109	$—	$—	$1,577,109

Warrant Liability conversion	—	$—	—	$—	—	$—	—	$—	$8,324,000	$—	$—	$8,324,000

Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(17,232,524)	$(17,232,524)

Balance, March 31, 2025	—	$—	128,189,184	$128,182	—	$—	—	$—	$422,430,811	$429,542	$(245,608,177)	$177,380,358

Other comprehensive income	—	$—	—	$—	—	$—	—	$—	$—	$446,778	$—	$446,778

Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$3,417,685	$—	$—	$3,417,685

Exercise of stock options into common stock, net of tax withholding	—	$—	809,593	$824	—	$—	—	$—	$1,405,819	$—	$—	$1,406,643

Offering costs and expenses	—	$—	—	$—	—	$—	—	$—	$(1,187,946)	$—	$—	$(1,187,946)

Standby Equity Purchase Agreement commitment fee	—	$—	—	$—	—	$—	—	$—	$500,000	$—	$—	$500,000

Additional stock issuance	—	$—	8,859	$2	—	$—	—	$—	$64,998	$—	$—	$65,000

Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(75,175,622)	$(75,175,622)

Balance, June 30, 2025	—	$—	129,007,636	$129,008	—	$—	$—	$—	$426,631,367	$876,320	$(320,783,799)	$106,852,896

Balance, December 31, 2023	5,575	$126,018,101	41,065,954	$10	—	$—	27,061,584	$(14,622,222)	$18,056,702	$—	$(153,036,687)	$(149,602,197)

Sales of preferred stock	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—

Dividends accretion	—	$636,205	—	$—	—	$—	—	$—	$—	$—	$(636,205)	$(636,205)

Net loss	—	$—	—	$—	$—	$—	—	$—	$—	$—	$(50,683,687)	$(50,683,687)

Balance, March 31, 2024	5,575	$126,654,306	41,065,954	$10	—	$—	27,061,584	$(14,622,222)	$18,056,702	$—	$(204,356,579)	$(200,922,089)

Sales of preferred stock	—	$—	—	$—	1,897	$5,667,362	—	$—	$—	$—	$—	$5,667,362

Dividends accretion	—	$636,203	$—	$—	—	$—	—	$—	$—	$—	$(636,203)	$(636,203)

Net loss	$—	$—	—	$—	—	$—	—	$—	$—	$—	$(4,829,560)	$(4,829,560)

Balance, June 30, 2024	5,575	$127,290,509	41,065,954	$10	1,897	$5,667,362	27,061,584	$(14,622,222)	$18,056,702	$—	$(209,822,342)	$(200,720,490)

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(92,408,146)	$(55,513,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,089,126	3,153,473
Stock-based compensation	4,994,794	-
Change in fair value of warrant liability	1,824,179	6,373,757
Change in fair value of derivative liability	6,104,230	-
(Recovery of) provision for credit losses	(266,076)	(458,695)
Unrealized gain on marketable securities	(1,084,844)	(128,574)
Non-cash lease expense	1,788,532	1,706,637
Non-cash expense related to SEPA Agreement	500,000	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,021,463)	(545,163)
Inventory	151,745	1,072,475
Prepaid expenses and other current assets	(1,226,532)	(1,151,295)
Other asset	(1,201,125)	-
Security deposits	11,107	54,989
Increase (decrease) in liabilities:
Accounts payable	314,683	(1,918,363)
Accrued expenses	(2,530,837)	3,677,186
Lease liabilities	(1,921,948)	(1,753,792)
Settlement liability	44,984,790	40,000,000
Other long-term liabilities	1,000,000	-
Deferred revenue	(2,050,078)	(1,996,968)
Net cash used in operating activities	(38,947,863)	(7,427,580)

Cash flows from investing activities:
Purchase of investments	(131,727,862)	-
Proceeds from maturity of investments	28,000,000	-
Sale of investments	-	314,185
Purchase of property and equipment	(689,460)	(207,489)
Net cash (used in) provided by investing activities	(104,417,322)	106,696

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	80,742,222	8,025,738
Proceeds from issuance of common stock IPO, net	66,659,453	-
Proceeds from exercise of stock options	6,707,723	-
Proceeds from additional stock issuance	65,000	-
Payment of dividend	(915,067)	-
Principal payment under finance lease obligation	(104,995)	(90,102)
Net cash provided by financing activities	153,154,337	7,935,636

Net change in cash	9,789,152	614,752
Cash and cash equivalents – beginning	24,052,887	6,037,211
Cash and cash equivalents – ending	$33,842,039	$6,651,963

Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$28,391	$76,708
Allocation from equity to derivative liability for Series B Preferred Stock	$-	$2,358,376
Interest paid	$1,829	$19,968

Non-cash transactions:
Property and equipment acquired through accounts payable:	$743,485	$217,172
Non-cash financing activities:
Issuance of warrants in connection with the issuance of convertible stock	$1,144,976	$-
Common stock issuance costs reclassified from prepaid expenses	$(1,798,989)	$-
IPO funds receivable in escrow	$34,500	$-
Proceeds from exercise of stock options in transit	$38,320	$-
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024.

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
Immaterial correction of error
During the preparation of the financial statements for the quarter ended June 30, 2025, the Company identified immaterial errors in its previously issued consolidated financial statements as of December 31, 2024, the three months ended March 31, 2025 and 2024, and the three and six months ended June 30, 2024.
Specifically, the Company understated cost of revenues and overstated general and administrative by $2.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively, due to a misclassification of employee payroll costs.
Additionally the Company understated prepaid and other current assets and overstated other assets (non-current) by $3.1 million as of December 31, 2024 due to a misclassification of the current portion of the other assets.
The Company has corrected the account classification in the current period financial statements. The correction had no impact on loss from continuing operations, net loss, earnings per share, total assets, total liabilities, equity or cash flows for any period presented
Investments
Marketable Securities
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

The Company’s service revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Advertising revenue	$29,865,890	$23,656,498	$58,753,084	$49,108,844
Affiliate fee revenue	7,343,407	6,844,604	14,771,830	13,445,240
Subscription revenue	6,980,040	6,637,273	13,962,199	12,972,385
Other	694,871	607,718	1,132,435	1,383,001
Total	$44,884,207	$37,746,093	$88,619,548	$76,909,470
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
The Company’s deferred subscription revenue balances are shown below along with the corresponding revenue recognized from the prior period:

	June 30, 2025	December 31, 2024
Deferred subscription revenue, current portion	$11,461,643	$13,356,032
Deferred subscription revenue, net of current portion	2,926,255	2,835,218
Total deferred subscription revenue	$14,387,899	$16,191,250
Deferred subscription revenue recognized in revenue for the three and six months ended June 30, 2025 was $4,046,099 and $7,668,803, respectively, and for the three and six months ended June 30, 2024 was $4,254,462 and $9,065,845, respectively.

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
Deferred revenue related to licensing agreements amounts to $34,375 and $291,667 as of June 30, 2025 and December 31, 2024, respectively.
Product Revenue
Product sales are derived from the sales of books, audio and video, dietary supplements, and other items advertised on the Company’s website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. As of June 30, 2025 and December 31, 2024, the refund liability was $470,782 and $424,278, respectively and is classified as a reduction in accounts receivable. Product revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplement sales	$1,194,709	$1,271,687	$2,309,649	$2,559,037
Books, media and other product sales	561,670	418,806	1,220,393	670,320
Product returns and allowances	(200,842)	(209,854)	(408,138)	(312,450)
Total	$1,555,537	$1,480,639	$3,121,904	$2,916,907
Incremental Costs to Obtain a Contract
The revenue standard requires capitalization of the incremental costs to obtain a contract, which the Company has identified as certain sales commissions. These costs are deferred and then amortized over the expected customer life. Amortization expense is included within sales and marketing on the accompanying condensed consolidated statements of operations. As of June 30, 2025, we have $1,395,719 of unamortized capitalized costs to obtain a contract, of which $283,875 is recorded within prepaid expenses and other current assets and $1,111,844 is recorded within other assets on our unaudited condensed consolidated balance sheet. During the six months ended June 30, 2025, we recorded approximately $89,281 of amortization of capitalized costs, which is recorded within professional fees on our unaudited condensed consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2024, we had no unamortized capitalized costs to obtain a contract and we recorded no amortization of capitalized costs.
Practical Expedient
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts as expense when the amortization period is considered to be a year or less.
As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold. Shipping and handling charges recorded as revenue amounted to $90,741 and $91,741 for the three and six months ended June 30, 2025, respectively, and $173,888 and $166,882 for the three and six months ended June 30, 2024, respectively.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $2,122,157 and $2,308,612 at June 30, 2025 and December 31, 2024, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. Provisions (recoveries) for credit losses totaled approximately $(147,809) and $(266,076) for the three and six months ended June 30, 2025, respectively, and $(271,630) and $(458,695) for the three and six months ended June 30, 2024, respectively .
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

Other Assets
During 2023, the Company capitalized a separate payment obligation of $41.3 million associated with a commercial counterparty to resolve various claims. The Company accounted for the payment as a reduction to the transaction price in accordance with the guidance in ASC 606-10-32-25 and 32-26 and is amortizing the asset as a contra-revenue item. In connection with the signing of this agreement, the Company identified indicators that the carrying value of these upfront costs were not fully recoverable based on estimated cash flows related to the customer relationship. As a result, the Company’s broadcast segment recognized a partial impairment of the upfront cost during 2023 with no additional impairment recognized for the six months ended June 30, 2025 and 2024.
Amortization of the capitalized costs of the asset is recorded on a straight-line basis over the life of the agreement which ends June 30, 2029 as contra revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Amortization expense amounted to $764,190 and $1,528,380 for the three and six months ended June 30, 2025, respectively, and $764,190 and $1,528,380 for the three and six months ended June 30, 2024, respectively.
Other assets also include $1.40 million for costs to obtain a contract, which the Company has identified as certain sales commissions
The Company evaluates these other assets for impairment each reporting period based upon its estimate of recoverability of the assets. Recoverability of the assets is based upon estimated cash flows including reductions for direct and allocable costs attributable to the underlying business arrangement.
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
Net Loss Per Share
Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the three and six months ended June 30, 2025 and 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this standard for interim periods beginning with the three and six months ended June 30, 2025 did not have a material impact on the Company's unaudited condensed consolidated financial results, but resulted in enhanced disclosures as included in Note 9. Segment Information.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently evaluating the effects of this ASU on its calculation for credit losses.

NOTE 3. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$-	$-	$—
Money market	$26,908,287	$-	$-	$26,908,287
Certificates of deposit	$—	$-	$-	$—
Total cash and cash equivalents	$26,908,287	$—	$—	$26,908,287
Investments
Equity securities	$19,301,067	$-	$-	$19,301,067
U.S. Treasury securities	$—	$141,250,431	$-	$141,250,431
Certificates of deposit	$—	$3,501,333	$-	$3,501,333
Total investments	$19,301,067	$144,751,763	$—	$164,052,830
Total assets	$46,209,353	$144,751,763	$—	$190,961,116

As of December 31, 2024
Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$4,959,350	$—	$4,959,350
Money market	$12,615,549	$-	$-	$12,615,549
Certificates of deposit	$—	$2,250,628	$-	$2,250,628
Total cash and cash equivalents	$12,615,549	$7,209,978	$—	$19,825,527
Investments
Equity securities	$7,553,725	$-	$-	$7,553,725
U.S. Treasury securities	$9,923,100	$36,580,580	$-	$46,503,680
Certificates of deposit	$—	$4,253,550	$-	$4,253,550
Total investments	$17,476,825	$40,834,130	$—	$58,310,955
Total assets	$30,092,374	$48,044,108	$—	$78,136,482

Liabilities
Warrant liability	$—	$-	$6,499,821	$6,499,821
Derivative liability	$—	$-	$41,459,418	$41,459,418
Total liabilities	$—	$—	$47,959,239	$47,959,239
The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. For the year ended December 31, 2024, the transfers of assets between levels was a total of $9.9 million from Level 1 to Level 2 for U.S. treasury notes and bills that are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day (off-the-run). There were no transfers in or out of Level 3 investments for the six months ended June 30, 2025.
The valuation methodologies and significant unobservable inputs for Level 3 investments were as follows:

	As of December 31, 2024
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average

Warrant liability	$6,499,821	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	4.17% - 4.28%	4.18%
			Expected term	2.5 - 4.8 years	2.7 years
Derivative liability	$41,459,418	Scenario-based discounted cash flow	Timing of conversion	0.18 - 4.42 years	0.70 years
			Discount rate	20%	20%
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 were as follows:

	As of June 30, 2025

	Warrant Liability	Derivative Liability
Opening Balance	$6,499,821	$41,459,418
Total losses for the period
Included in earnings (or changes in net assets)	1,824,179	6,104,230
Purchases, issues, sales, and settlements
Issuances	—	27,436,352
Settlement of derivative liability		(75,000,000)
Reclassification of warrant liability	$(8,324,000)
Closing Balance	$—	$—

NOTE 4. PROPERTY AND EQUIPMENT
Major classes of property and equipment are as follows:

	Estimated Useful Lives	June 30, 2025	December 31, 2024

Furniture and fixtures	7 years	$2,156,375	$2,022,586
Computer, office and production equipment	3-8 years	13,440,910	12,145,337
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,202,002	10,178,386
		25,799,287	24,346,310
Less: Accumulated depreciation		(19,612,191)	(18,120,692)
		$6,187,097	$6,225,617
Depreciation of property and equipment amounted to $734,590 and $1,471,465 for the three and six months ended June 30, 2025, respectively, and $820,044 and $1,625,093 for the three and six months ended June 30, 2024, respectively.
Included in property and equipment are finance lease assets of $364,969 and $493,297 as of June 30, 2025 and 2024, respectively.
NOTE 5. INVESTMENTS
Investments on the condensed consolidated balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
Equity securities	$19,301,067	$7,553,725
Debt securities	$144,751,763	$50,757,230
Total investments	$164,052,830	$58,310,955
Available-for-Sale Securities
The major classes of the Company's available-for-sale debt securities and their respective fair values at June 30, 2025, were as follows:

	Available-for-sale debt securities
	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$3,500,000	$1,333	$—	$3,501,333
U.S. Treasury securities	$140,375,443	$874,988		$141,250,431
Total	$143,875,443	$876,320	$—	$144,751,763

The maturity distribution based on the contractual terms of the Company's available-for-sale debt securities at June 30, 2025 was as follows:

	Amortized Cost	Fair Value
Due within 1 year	$78,882,040	$79,504,396
Due after 1 year through 5 years	$64,993,403	$65,247,368
Total	$143,875,443	$144,751,763
The Company had 15 investments mature during the six months ended June 30, 2025. There were no material realized gains or losses from available for sale securities that were reclassified out of accumulated other comprehensive income for the six months ended June 30, 2025.
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
Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

Other supplemental information:	June 30, 2025	December 31, 2024
Operating leases:
Weighted average of remaining lease term (in years)	2	2
Weighted average discount rate	4.35%	4.35%
Finance leases:
Weighted average of remaining lease term (in years)	1	2
Weighted average discount rate	10.83%	10.96%
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $1,300,620 and $2,539,315 for the three months and six months ended June 30, 2025, respectively, and $1,245,114 and $2,528,932 for the three and six months ended June 30, 2024, respectively.
Future minimum lease payments at June 30, 2025 were as follows:

	Operating	Finance	Total

2025	$2,075,417	$103,897	$2,179,315
2026	3,210,308	130,605	3,340,912
2027	614,950	4,999	619,949

2028	297,892	-	297,892
2029	72,447	-	72,447
Total lease payments	$6,271,014	$239,501	$6,510,515
Less: imputed interest	(221,344)	(15,330)	(236,674)
Present value of lease liability	$6,049,670	$224,172	$6,273,841
NOTE 7. LINE OF CREDIT
In 2024 the Company had a $9,000,000 available line of credit which expired in October 2024. In May 2025 the Company renewed the existing line of credit with an available balance of $1,000,000 and a maturity date of January 04, 2026. The Company also established a new line of credit in May 2025 with an available balance of $8,000,000 maturing April 26, 2026. Both lines of credit bear interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). There were no borrowings outstanding as of June 30, 2025 and December 31, 2024.
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

The Company’s effective income tax rate for the six months ended June 30, 2025 and 2024 was 0% for both periods. This was different than the expected federal income tax rate of 21% primarily due to the Company operating at a loss with a full valuation allowance. The Company had insignificant state income taxes for the six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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
Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation, interest, net, asset impairment, unrealized gain (loss) on marketable securities, stock-based compensation, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude. Management believes that Segment Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s business. We do not present asset information for our segments as this information is not used to allocate resources.

The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Broadcasting	$38,029,015	$29,599,348	$74,216,193	$59,710,252
Digital	8,410,729	9,627,384	17,525,259	20,116,125
Total revenues	$46,439,744	$39,226,732	$91,741,452	$79,826,377

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	21,558,033	16,623,892	41,520,756	33,152,437
Adjusted general and administrative expenses (2)	14,887,874	9,144,018	27,960,839	18,953,040
Broadcasting adjusted EBITDA	1,583,108	3,831,438	4,734,598	7,604,775
Digital
Adjusted cost of sales (1)	5,137,983	5,881,145	10,362,681	11,047,197
Adjusted general and administrative expenses (2)	8,671,929	5,670,530	15,304,444	11,568,731
Digital adjusted EBITDA	(5,399,183)	(1,924,291)	(8,141,866)	$(2,499,803)
Total reportable adjusted EBITDA	(3,816,075)	1,907,147	(3,407,268)	5,104,972

Corporate and unallocated
Depreciation	(734,590)	(820,044)	$(1,471,465)	(1,625,093)
Interest, net	1,794,598	3,791	$2,842,829	5,299
Unrealized gain (loss) on marketable securities	(500,736)	(34,772)	$1,084,844	128,574
Stock-based compensation	(3,417,686)	—	$(4,994,794)	—
Other corporate matters	(68,437,098)	(5,838,233)	$(78,104,701)	(59,074,353)
Other, net	(54,342)	(28,461)	$(8,342,898)	(31,686)
Loss before income tax expense	(75,165,929)	(4,810,572)	(92,393,453)	(55,492,287)
Income tax expense	9,693	18,988	14,693	20,960
Net loss	$(75,175,622)	$(4,829,560)	$(92,408,146)	$(55,513,247)

(1) Adjusted cost of sales includes cost of sales less stock-based compensation.

(2) Adjusted general and administrative expenses includes general and administrative expenses less depreciation, stock-based compensation and other corporate matters.

Revenues by Segment by Component

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Broadcast
Advertising	$26,225,117	$19,231,906	$50,856,696	$39,535,301
Affiliate fee	7,343,407	6,844,604	$14,771,830	$13,445,240
Subscription	3,765,699	2,915,276	$7,455,375	$5,347,149
Other	694,792	607,562	1,132,292	1,382,562
Total Broadcast revenues	38,029,015	29,599,348	74,216,193	59,710,252
Digital
Advertising	$3,640,773	$4,424,593	$7,896,388	$9,573,544
Subscription	3,214,341	3,721,997	$6,506,824	$7,625,236
Product sales	1,555,537	1,480,638	$3,121,904	$2,916,906
Other	78	156	143	439
Total Digital revenues	8,410,729	9,627,384	17,525,259	20,116,125
Total revenues	$46,439,744	$39,226,732	$91,741,452	$79,826,377

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
No single customer accounted for over 10% of the Company’s unaudited condensed consolidated net revenues during either of the six months ended June 30, 2025 or 2024. No single customer accounted for over 10% of the Company’s condensed consolidated accounts receivable as of June 30, 2025 or December 31, 2024.

NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments for contracts that run through 2027 as of June 30, 2025:

	Payments Due by Period
	Total	2025	2026	2027
Distribution agreements	$6,892,280	$6,892,280	$-	$-
Other commitments	11,837,083	4,283,750	5,392,500	2,160,833
Total commitments and contractual obligations	$18,729,363	$11,176,030	$5,392,500	$2,160,833
Distribution Agreements
The Company has entered into several Affiliation/Distribution Agreements with the MVPDs. These agreements typically have a five-year term beginning as early as December 2014 and ending as late as December 2025. The Company is required to make payments under certain agreements which have payment terms that are generally over a three-to-four-year period and as such will shift between accrued distribution fees or prepaid distribution fees.
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

On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2024. The $40 million payable over time is recorded within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2025 the outstanding balance was fully satisfied.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates ("Dominion"), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27 million paid on August 15, 2025; (2) $20 million on or before January 15, 2026;

and (3) $20 million on or before January 15, 2027. The settlement expense is included in other corporate matters in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2025. The $67 million payable over time is recorded within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of August 19, 2025 the outstanding balance of the settlement is $40 million.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of June 30, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $32.6 million remaining to be paid over time. The fair value of the settlement agreement as of June 30, 2025 and 2024 was $26.7 million and $30.9 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 51 and 60 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the unaudited condensed consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements.

	As of June 30, 2025 Payments Due by Period
	Total	2025	2026	2027	2028	2029
Settlement agreements	$99,561,996	$30,817,838	$24,610,093	$24,075,591	$3,603,061	$16,455,413
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Salary Savings Plan (the “Plan”) covering those employees who meet eligibility requirements set forth in the Plan. The matching contribution is at the discretion of the Company’s Board of Directors. The Company’s policy is to match 100% of the first 1% of employee contributions and 50% on the next 2 to 6% of employee contributions. Total expense for the Plan amounted to $394,519 and $776,881 for the three and six months ended June 30, 2025, respectively, and $317,983 and $569,061 for the three and six months ended June 30, 2024, respectively..
NOTE 14. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK
Convertible and Redeemable Preferred Stock
Prior to the March 28, 2025 initial public offering, the Company had outstanding Convertible and Redeemable Preferred Stock, which converted in connection with the initial public offering. The conversion included accumulated dividends on the Redeemable Preferred Stock except for those shares held by two preferred stockholders who elected to receive their accumulated dividends in cash on the initial public offering date. As of June 30, 2025, the Company does not have Convertible and Redeemable Preferred Stock outstanding. Convertible and Redeemable Preferred Stock as of December 31, 2024 (71,034 total shares authorized and all classes are $0.001 par value per share) was as follows. The conversion prices and conversion ratios presented in this footnote have not been adjusted for the stock split disclosed in Note 1. Nature of Business:

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
The Series B preferred stock included certain redemption rights that were solely in the control of the Company, including redemption upon sale or liquidation of the Company, and an in-substance redemption feature associated with the conversion terms of the Series B preferred stock upon IPO. The stock was recorded in permanent equity on the condensed consolidated balance sheets as of December 31, 2024. The redemption features were bifurcated as an embedded derivative and were accounted for as a derivative liability on the condensed consolidated balance sheet. The fair value of the embedded derivative was estimated using a scenario-based discounted cash flow method. The valuation methodology included assumptions and judgments regarding discount rates and timing of conversion, which were primarily level 3 assumptions. The embedded derivative was measured at fair value on a recurring basis and any changes in fair value in a subsequent period were be recorded to other income (expense). For the six months ended June 30, 2025, the Company recognized a loss of $6.1 million in fair value adjustments in other, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income related to the change in net fair value between the beginning of the year and the conversion of the Series B preferred stock upon IPO.
NOTE 15. EQUITY
Common Stock A – As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share and 20,000 shares of common stock (pre-stock split), with a par value of $0.001 per share, respectively.
Common Stock B - As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share and 60,000 shares of common stock (pre-stock split), with a par value of $0.001 per share, respectively.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10 million increase in gross proceeds. Prior to conversion of the underlying Series B preferred stock into Class B common stock, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the conversion of the underlying Series B preferred shares to Class B common shares as a result of the Company's March 28, 2025 offering, the warrant meets the conditions for equity classification. As a result, the warrant has been recorded in equity at its March 28, 2025 fair value of $8,324,000 with a final fair value adjustment loss of $1,824,179 recorded in other, net on the June 30, 2025 unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, the exercise price is $7.50 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company evaluated the warrant under ASC 718, Compensation - Stock Compensation and determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's unaudited condensed consolidated balance sheets as of June 30, 2025.
On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement ("SEPA") with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock during the six months ended June 30, 2025.

As consideration under the SEPA, the Company paid to Yorkville (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA, according to ASC 815, and recorded within the professional fees line item in the consolidated statements of operations and comprehensive loss for the period ended June 30, 2025.

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
As of June 30, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Plan was approximately $17.2 million and is expected to be recognized over a weighted average period of 1.3 years.
The Company’s equity-based awards are settled in Class B Common Stock. As of June 30, 2025, the Company had 4.1 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The Company granted 703,507 opening balance options under the previous equity incentive plan which were fully vested as of June 30, 2025.
The following table summarizes the activities for our stock options for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	703,507	4.99
Granted	3,377,813	10.01
Exercised	(809,593)	8.29
Forfeited	(14,500)	10.00
Expired	—	—
Outstanding at June 30, 2025	3,257,227	9.36
Exercisable as of June 30, 2025	3,180,865	9.33
The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded under the "2025 Plan" for the six months ended June 30, 2025:

For the period ended
June 30, 2025
Expected term (in years)	5.75
Volatility	65%
Risk free interest rate	4.04%
Weighted-average grant date fair value	6.14

The following table shows summary information for outstanding options and options that are exercisable (including 420,640 vested options and 2,760,225 options which are early exercisable) as of June 30, 2025:

	Options Outstanding	Options Exercisable
Number of options	3,257,227	3,180,865
Weighted average remaining contractual term (years)	9.41	9.40
Weighted average exercise price	9.36	9.33
Aggregate intrinsic value	18,829,704	18,449,295
The equity-based compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services	$2,101,966	$—	$2,754,116	$—
Personnel costs	1,315,720	—	2,240,678	—
Total equity-based compensation expense	$3,417,686	$—	$4,994,794	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted loss per share:
Numerator:
Net loss	$(75,175,622)	(4,829,560)	$(92,408,146)	(55,513,247)
Cumulative dividends on preferred stock	—	1,456,449	4,667,803	2,900,184
Net loss attributable to common stockholders	$(75,175,622)	$(6,286,009)	$(97,075,949)	$(58,413,431)
Denominator:
Weighted average common stock outstanding, basic and diluted[1]	128,333,356	41,065,954	86,938,585	41,065,954
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.15)	$(1.12)	$(1.42)
1 Includes 39.2 million and 41.1 million shares of Class A common stock and 89.2 million and 0 shares of Class B common stock, for the three months ended June 30, 2025 and 2024, respectively. Includes 39.2 million and 41.1 million shares of Class A common stock and 89.2 million and 0 shares of Class B common stock, for the six months ended June 30, 2025 and 2024, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Six Months Ended June 30,
	2025	2024
Warrants	1,933,333	—
Stock options	4,095,133	759,348
Preferred shares	—	38,981,749
Total	6,028,466	39,741,097
NOTE 18. SUBSEQUENT EVENTS
See Note 12 regarding legal matters.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act including accelerated tax expensing of qualifying domestic research costs, 100% bonus depreciation on qualifying capital expenditures, and enhancements to the business interest expense limitation. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited consolidated financial statements for the three and six months ended June 30, 2025 and the audited consolidated financial statements for the year ended December 31, 2024, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
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
The Company has developed a significant audience, reaching over 40 million Americans each month through its television broadcasts and multi-platform content, and has demonstrated remarkable growth with revenues up 309% since 2019.
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
Newsmax Inc. is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its popular website Newsmax.com and affiliated sites, its syndicated radio show and podcasts and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media. Newsmax Media content is carried by all major linear cable and satellite pay TV platforms, or multichannel video programming distributors (“MVPDs”) for the Newsmax channel, and most over the top (“OTT”) streaming platforms for its free ad-supported streaming television service (“FAST”) channel Newsmax2, making Newsmax Media content available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Media’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Media’s partners to provide cable television and digital news under the Newsmax Media brand to viewers in eastern Europe.

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
Trends and Other Factors Impacting Our Performance
The Company’s broadcast segment derives the majority of its revenues from advertising. For the three months ended June 30, 2025, the Company generated revenues of approximately $46.4 million, of which 64.3% was generated from advertising in the broadcast and digital segments, 15.8% was generated from affiliate fee revenue, 15.0% was generated from subscriptions for publications including Newsmax+ and 4.8% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
For the three months ended June 30, 2024, the Company generated revenues of $39.2 million, of which approximately 60.3% was generated from advertising in the broadcast and digital segments, approximately 17.4% was generated from affiliate fees, approximately 16.9% was generated from subscriptions for publications including Newsmax+, approximately 5.3% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fee.
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
Results of Operations
Three months ended June 30, 2025, versus June 30, 2024
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our results of operations data for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$29,865,890	$23,656,498	$6,209,392	26.2
Affiliate fee	7,343,407	6,844,604	498,803	7.3
Subscription	6,980,039	6,637,273	342,766	5.2
Other	694,871	607,718	87,153	14.3
Product Sales	1,555,537	1,480,639	74,898	5.1
Total revenues	$46,439,744	$39,226,732	$7,213,011	18.4
Cost of revenues	28,797,983	22,505,037	6,292,946	28.0
Gross profit	$17,641,761	$16,721,695	$920,065	5.5
General & administrative	94,047,210	21,472,825	72,574,385	338.0
Other (expense) income, net	1,239,520	(59,442)	1,298,962	(2185.3)
Loss before income tax expense	$(75,165,929)	$(4,810,572)	$(70,355,357)	(1462.5)
Income tax expense	9,693	18,988	(9,295)	(49.0)
Net loss	$(75,175,622)	$(4,829,560)	$(70,346,062)	(1,456.6)
Revenues
Revenues increased by approximately $7.2 million, or 18.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Advertising revenue increased by approximately $6.2 million due to higher linear cable and satellite advertising revenue due to higher Nielsen ratings which translated to higher rates but was offset by reductions in digital advertising revenue due to 2024 being an election year. Affiliate fee revenues increased by approximately $0.5 million due to new contractual relationships as well as rate increases which took effect in 2025. Subscription revenue increased by approximately $0.3 million due to an increase in subscribers of the Newsmax+ streaming service but was offset by reductions in publication subscriptions due to decreased new customer acquisition. Product Sales increased by approximately $0.1 million due to continued sales of "Pay Zero Taxes" but was offset by lower nutraceutical sales as a result of decreased new customer acquisition.

Cost of Revenues
Cost of revenues increased by approximately $6.3 million, or 28.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Other drivers related to the increase include stock-based compensation expense, additional costs for remote shoots to cover news events and increase in SMS messaging.
Gross Profit
Gross profit increased by approximately $0.9 million, or 5.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross profit as a percent of revenues decreased to 38.0% for the three months ended June 30, 2025 from 42.6% for the three months ended June 30, 2024. Gross profit increased mainly due to an increase in revenue around advertising, affiliate fees and Newsmax+.
General and Administrative Expense
General and administrative expense increased by approximately $72.6 million or 338.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by the settlement of the Dominion lawsuit in addition to increased marketing costs, increased travel expense related to news coverage, stock-based compensation and general legal expense
Other (Expense) Income, Net
Other (expense) income net decreased by approximately $1.3 million, or 2,185.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by interest and dividend income offset by an increase in unrealized losses on marketable securities.
Segment Analysis
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$38,029,015	$29,599,348	$8,429,667	28.5
Digital	8,410,729	9,627,384	(1,216,655)	(12.6)
Total revenues	$46,439,744	$39,226,732	$7,213,011	18.4

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$1,583,108	$3,831,438	$(2,248,330)	(58.7)
Digital	(5,399,183)	(1,924,291)	(3,474,892)	(180.6)
Adjusted EBITDA[1]	$(3,816,075)	$1,907,147	$(5,723,221)	(300.1)
Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$26,225,117	$19,231,906	$6,993,211	36.4
Affiliate fee	7,343,407	6,844,604	498,803	7.3
Subscription	3,765,699	2,915,276	850,423	29.2
1 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.

Other	694,792	607,562	87,230	14.4
Total revenues	$38,029,015	$29,599,348	$8,429,667	28.5
Cost of revenues	21,558,033	16,623,892	4,934,141	29.7
Gross profit	$16,470,982	$12,975,456	$3,495,526	26.9
General & administrative	14,887,874	9,144,018	5,743,856	62.8
Segment Adjusted EBITDA	$1,583,108	$3,831,438	$(2,248,330)	(58.7)
Broadcast Revenues increased by $8.4 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to an increase in advertising revenue of approximately $7.0 million due to higher ratings and pricing, affiliate fee revenue of approximately $0.5 million, which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025, subscription revenue of approximately $0.9 million from Newsmax+ due to an increase in subscribers.
Broadcast Segment Adjusted EBITDA decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to increases in cost of revenues and SG&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Additional increases consisted of marketing for TV, audit, consulting and legal fees associated with becoming a public company, costs associated with coverage of the funeral for Pope Francis and the papal conclave for the election of Pope Leo XIV, bad debt adjustments and rent expense.
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$3,640,773	$4,424,593	$(783,820)	(17.7)
Subscription	3,214,341	3,721,997	(507,656)	(13.6)
Product sales	1,555,537	1,480,638	74,899	5.1
Other	78	156	(78)	(50.0)
Total revenues	$8,410,729	$9,627,384	$(1,216,655)	(12.6)
Cost of revenues	5,137,983	5,881,145	(743,162)	(12.6)
Gross profit	$3,272,746	$3,746,239	(473,493)	(12.6)
General & administrative	8,671,929	5,670,530	3,001,399	52.9
Segment Adjusted EBITDA[2]	$(5,399,183)	$(1,924,291)	$(3,474,892)	(180.6)
Digital Revenues decreased by $1.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to decreases in advertising revenue due to 2024 being an election year which drives digital advertising revenue as well as subscription revenue as a result of decreased marketing for new customer acquisitions.
Digital Segment Adjusted EBITDA decreased for the three months ended June 30, 2025, as compared to three months ended June 30, 2024, due to increased headcount, consulting and legal fees associated with becoming a public company.
Three months ended June 30, 2025 versus Three months ended June 30, 2024
The following table reconciles Net loss to Adjusted EBITDA for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

	2025	2024
Net loss	$(75,175,622)	$(4,829,560)
Add
2 For a discussion of Adjusted EBITDA, see "Non-GAAP Financial Measures" below.

Depreciation	734,590	820,044
Interest, net	(1,794,598)	(3,791)
Unrealized (gain) loss on marketable securities	500,736	34,772
Stock-based compensation	3,417,686	—
Other corporate matters[3]	68,437,098	5,838,233
Other, net[4]	54,342	28,461
Income tax expense	9,693	18,988
Adjusted EBITDA[5]	$(3,816,075)	$1,907,147
Six months ended June 30, 2025, versus June 30, 2024
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our results of operations data for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$58,753,084	$49,108,844	$9,644,240	19.6
Affiliate fee	14,771,830	13,445,240	1,326,590	9.9
Subscription	13,962,199	12,972,385	989,814	7.6
Other	1,132,434	1,383,001	(250,567)	(18.1)
Product Sales	$3,121,905	$2,916,907	$204,998	7.0
Total revenues	$91,741,452	$79,826,377	$11,915,074	14.9
Cost of revenues	54,637,552	44,199,635	10,437,917	23.6
Gross profit	$37,103,900	$35,626,742	$1,477,157	4.1
General & administrative	125,082,127	91,221,216	33,860,911	37.1
Other (expense) income, net	(4,415,226)	102,187	(4,517,413)	(4,420.7)
Loss before income tax expense	$(92,393,453)	$(55,492,287)	$(36,901,166)	(66.5)
Income tax expense	14,693	20,960	(6,267)	(29.9)
Net loss	$(92,408,146)	$(55,513,247)	$(36,894,899)	(66.5)
Revenues
Revenues increased by approximately $11.9 million, or 14.9%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Advertising revenue increased by approximately $9.6 million due to higher linear cable and satellite advertising revenue due to higher Nielsen ratings which translated to higher rates but was offset by reductions in digital advertising revenue due to 2024 being an election year. Affiliate fee revenues increased by approximately $1.3 million due to new contractual relationships as well as rate increases which took effect in 2025. Subscription revenue increased by approximately $1.0 million due to an increase in subscribers of the Newsmax+ streaming service but was offset by reductions in publication subscriptions due to decreased new customer acquisition. Product Sales increased by approximately $0.2 million due to sales of the new book releases "Pay Zero Taxes", "Turnaround" and "Plan Red" but was offset by lower nutraceutical sales as a result of decreased new customer acquisition.
3 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that the Company has determined are infrequent and unusual in terms of their magnitude.
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cost of Revenues
Cost of revenues increased by approximately $10.4 million, or 23.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Other drivers related to the increase include stock-based compensation expense additional costs for remote shoots to cover news events and increase in SMS messaging.
Gross Profit
Gross profit increased by approximately $1.5 million, or 4.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross profit as a percent of revenues decreased to 40.4% for the six months ended June 30, 2025 from 44.6% for the six months ended June 30, 2024. Gross profit increased mainly due to an increase in revenue around advertising, affiliate fees and Newsmax+.
General and Administrative Expense
General and administrative expense increased by approximately $33.9 million or 37.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by the settlement of the Dominion lawsuit with additional increases in additional marketing costs, increased travel expense related to news coverage, stock-based compensation and general legal expenses.
Other (Expense) Income, Net
Other (expense) income net increased by approximately $4.5 million, or 4,420.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by non-cash mark to market adjustments for the derivative and warrant liabilities offset by increases in interest and dividend income as well as an increases in unrealized gains on marketable securities.
Segment Analysis
The following tables set forth the Company’s Revenues and Segment EBITDA for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$74,216,192	$59,710,252	$14,505,940	24.3
Digital	17,525,260	20,116,125	(2,590,865)	(12.9)
Total revenues	$91,741,452	$79,826,377	$11,915,074	14.9

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$4,734,597	$7,604,775	$(2,870,178)	(37.7)
Digital	(8,141,865)	(2,499,803)	(5,642,062)	(225.7)
Adjusted EBITDA	$(3,407,268)	$5,104,972	$(8,512,239)	(166.7)
Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$50,856,696	$39,535,301	$11,321,395	28.6
Affiliate fee	14,771,830	13,445,240	1,326,590	9.9
Subscription	7,455,375	5,347,149	2,108,226	39.4

Other	1,132,292	1,382,562	(250,270)	(18.1)
Total revenues	$74,216,193	$59,710,252	$14,505,941	24.3
Cost of revenues	41,520,756	33,152,437	8,368,319	25.2
Gross profit	$32,695,437	$26,557,815	$6,137,622	23.1
General & administrative	27,960,840	18,953,040	9,007,800	47.5
Segment Adjusted EBITDA	$4,734,597	$7,604,775	$(2,870,178)	(37.7)
Broadcast Revenues increased by $14.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to an increase in advertising revenue of approximately $11.3 million due to higher ratings and pricing, affiliate fee revenue of approximately 1.3 million, which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025, subscription revenue of approximately 2.1 million from Newsmax+ due to an increase in subscribers.
Broadcast Segment Adjusted EBITDA decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increases in cost of revenues and G&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Additional increases consisted of marketing for TV, audit, consulting and legal fees associated with becoming a public company and costs associated with coverage of President Donald J. Trump's inauguration on January 20, 2025. These expense increases were offset by reductions in distribution and carriage costs, fulfillment costs and bank fees..
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$7,896,388	$9,573,544	$(1,677,156)	(17.5)
Subscription	6,506,824	7,625,236	(1,118,412)	(14.7)
Product sales	3,121,904	2,916,906	204,998	7.0
Other	143	439	(296)	(67.4)
Total revenues	$17,525,259	$20,116,125	$(2,590,866)	(12.9)
Cost of revenues	10,362,681	11,047,197	(684,516)	(6.2)
Gross profit	$7,162,578	$9,068,928	$(1,906,350)	(21.0)
General & administrative	15,304,443	11,568,731	3,735,712	32.3
Segment Adjusted EBITDA	$(8,141,865)	$(2,499,803)	$(5,642,062)	(225.7)
Digital Revenues decreased by $2.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to decreases in advertising revenue due to 2024 being an election year which drives digital advertising revenue as well as subscription revenue as a result of decreased marketing for new customer acquisitions.
Digital Segment Adjusted EBITDA decreased for the six months ended June 30, 2025, as compared to six months ended June 30, 2024, due to increased headcount, consulting and legal fees associated with becoming a public company as well as stock compensation expense for the stock options issued in March 2025.
Six months ended June 30, 2025 versus six months ended June 30, 2024
The following table reconciles Net loss to Adjusted EBITDA for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	2025	2024
Net loss	$(92,408,146)	$(55,513,247)
Add
Depreciation	1,471,465	1,625,093
Interest, net	(2,842,829)	(5,299)

Unrealized (gain) loss on marketable securities	(1,084,844)	(128,574)
Stock-based compensation	4,994,794	—
Other corporate matters[6]	78,104,701	59,074,353
Other, net[7]	8,342,898	31,686
Income tax expense	14,693	20,960
Adjusted EBITDA[8]	$(3,407,268)	$5,104,972
Liquidity and Capital Resources
The Company had approximately $33.8 million of cash and cash equivalents and $164.1 million in investments as of June 30, 2025. The Company’s primary sources of liquidity include cash on hand and available-for-sale investments.
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. As of the date hereof, the Company has made all payments required under the settlement agreement.

On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates ("Dominion"), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27 million paid on August 15, 2025; (2) $20 million on or before January 15, 2026; and (3) $20 million on or before January 15, 2027.
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
Convertible Preferred Stock
Convertible Preferred Stock as of June 30, 2025 and December 31, 2024 (0 and 41,034 total shares authorized, respectively, and all classes are $0.001 par value per share) is as follows:

	Issued and Outstanding as of
Class	June 30, 2025	December 31, 2024
Series A	$—	611
Series A (with redemption rights)	$—	35
Series A-1	$—	1,222
Series A-2	$—	2,647
Series A-3	$—	1,060
6 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that the Company has determined are infrequent and unusual in terms of their magnitude.
7 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
8 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Series B	$—	27,612
	$—	33,187
Cash and Cash Equivalents
As of June 30, 2025, cash and cash equivalents balance was approximately $33.8 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents, along with projected cash flows, are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(38,947,863)	$(7,427,580)
Investing activities	(104,417,322)	106,696
Financing activities	153,154,337	7,935,636
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $38.9 million and was primarily due to a net loss and decrease in settlement liability.
Net cash used in operating activities for the six months ended June 30, 2024 was $7.4 million and was primarily due to a net loss and offset by the change in fair value of warrant liability and increases in settlement liability and accrued expenses.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $104.4 million primarily due to an increase in the purchase of investments.
Net cash provided by investing activities for the six months ended June 30, 2024 was $0.11 million primarily due to an increase in the sale of investments offset by purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $153.2 million primarily due to a proceeds received from issuances of convertible stock and common stock in the initial public offering.
Net cash provided by financing activities for the six months ended June 30, 2024 was $7.94 million primarily due to a proceeds received from issuances of convertible stock.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation and amortization, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, stock-based compensation, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings that the Company has determined are infrequent and unusual in terms of their magnitude), other, net, and income tax expense.

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
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of June 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
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
We identified the following material weaknesses in our internal control over financing reporting:
•Lack of adequate policies and procedures to support the operation of the Company’s business processes and internal control framework, including monitoring activities. In addition, the Company has not documented risk assessment procedures to set suitable objectives, identify relevant business risks, assess fraud risk, and develop associated responses to those risks. This includes designing appropriate business process controls in each of the following business cycles: revenue (including evaluation of new and modified contracts for proper accounting), period-end reporting, procure to pay, asset management, treasury, payroll, equity and income tax.
•Evidence is not maintained to support the review and approval of the complete population of journal entries including maintaining appropriate segregation of duties.
•Evidence is not maintained to support that certain controls were appropriately designed and implemented to ensure timely reporting of complete and accurate financial information. Specifically, the Company lacked evidence over review of subledgers and account reconciliations to ensure timely detection of material misstatements in financial statement balances and the related footnote disclosures in each of the following business cycles: revenue, period-end reporting (including financial statement disclosures), procure to pay, asset management, and treasury.
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

As of June 30, 2025, these material weaknesses still exist. We are committed to remediating the material weaknesses described above and continuing remediation efforts during 2025. We intend to initiate and implement several remediation measures including, but not limited to, hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist Newsmax Inc. with formalizing its business process, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of our internal controls. While our efforts are ongoing, we plan to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls. However, we cannot be certain that our efforts will successfully remediate our material weaknesses.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II - Other Information
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
On August 10, 2021, Dominion Voting Systems Corporation, Inc. or certain of its affiliates, an election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation in connection with our coverage of the 2020 Presidential election, seeking up to $1.6 billion in compensatory damages as well as punitive damages. On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates ("Dominion"), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27 million paid on August 15, 2025; (2) $20 million on or before January 15, 2026; and (3) $20 million on or before January 15, 2027.
In addition, on November 3, 2021, Smartmatic USA Corp. or certain of its affiliates, another election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation, seeking compensatory, consequential and punitive damages to be determined at trial. Newsmax Media reached a settlement agreement with Smartmatic on September 26, 2024, pursuant to which all claims will be released by Smartmatic for consideration, including a cash amount of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of class B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Management believes the settlement with Smartmatic will, subject to the payment of all consideration in a timely manner, reduce then eliminate future legal expenses the Company would have expected to bear related to this suit, which could have included costly appellate legal actions and other matters. A stipulation of dismissal will be filed with the court. Refer to Note 12. Legal for details of the settlement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

NEWSMAX INC.

Date: August 19, 2025	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2025	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)