Form 10-Q
period 2025-09-30
Newsmax Inc.
filed 2025-11-13
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of November 10, 2025, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,889,822 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,181,578	$24,052,887
Funds held in escrow	20,000,000	-
Investments	116,175,071	58,310,955
Accounts receivable, net	30,623,417	28,265,721
Inventories, net	1,798,300	1,792,697
Prepaid expenses and other current assets	9,457,315	8,925,294
Total current assets	192,235,681	121,347,554

Property and equipment, net	6,568,078	6,225,617
Right of use asset, operating lease	4,531,107	7,191,606
Other assets	9,446,965	10,698,660
Security deposits	549,277	609,426
Funds held in escrow	20,000,000	-
Total assets	$233,331,108	$146,072,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,844,429	$14,670,846
Accrued expenses	9,824,063	9,882,720
Accrued payroll	3,439,899	2,220,872
Accrued distribution	935,380	1,068,366
Deferred revenue	10,673,913	13,652,699
Lease liability, operating lease	3,320,703	3,894,102
Lease liability, finance lease	156,420	199,237
Settlement liability	26,022,450	29,099,265
Warrant liability	-	6,499,821
Derivative liability	-	41,459,418
Total current liabilities	70,217,257	122,647,346

Long-term liabilities:
Deferred revenue, net of current portion	3,031,812	2,835,218
Lease liability, operating lease, net of current portion	1,710,473	4,049,256
Lease liability finance lease, net of current portion	19,614	129,930
Share repurchase liability	6,407,990	-
Other long-term liabilities	937,500	-
Settlement liability, net of current portion	45,045,400	25,477,941
Total liabilities	127,370,046	155,139,691

Commitments and contingencies (Note 11)
Convertible and redeemable preferred stock, $0.001 par value; 11,034 shares authorized; and 0 and 5,575 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	128,576,901

Stockholders’ equity (deficit)
Convertible and redeemable preferred stock, $0.001 par value; 60,000 shares authorized; and 0 and 27,612 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	86,742,045
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding; Class B common stock, 0.001 par value; 940,000,000 shares authorized 89,884,489 shares issued and outstanding at September 30, 2025. Class A common stock, 0.001 par value; 20,000 Class A shares authorized; 68,127,538 Class A shares issued and outstanding at December 31, 2024; 60,000 Class B shares authorized; 0 Class B shares issued and outstanding at December 31, 2024 (1)	129,124	10
Treasury stock, 0 and 27,061,584 shares at cost, respectively	-	(14,622,222)
Additional paid-in capital	429,920,419	18,056,702
Accumulated other comprehensive income (loss)	810,725	(52,849)
Accumulated deficit	(324,899,206)	(227,767,415)
Total stockholders’ equity (deficit)	105,961,062	(137,643,729)
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)	$233,331,108	$146,072,863

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Service revenue	$43,724,758	$41,993,774	$132,344,306	$118,903,244
Product revenue	1,547,938	1,520,178	4,669,841	4,437,085
Total revenues	45,272,696	43,513,952	137,014,147	123,340,329

Cost of services	28,357,890	22,589,117	80,765,038	64,165,716
Cost of products sold	954,070	1,162,172	3,184,474	3,785,208
Gross profit	15,960,736	19,762,663	53,064,635	55,389,405

General and administrative expenses:
Personnel costs	8,202,407	6,557,029	24,830,586	18,396,598
Advertising costs	4,613,034	4,215,409	14,972,904	12,560,388
Professional fees	2,602,513	1,457,565	9,993,062	3,928,383
Rent and utilities	1,494,040	1,526,716	4,484,284	4,496,174
Depreciation	690,320	746,206	2,161,785	2,371,299
Other corporate matters	1,192,312	10,718,880	79,297,013	69,793,233
Other	4,364,669	3,335,633	12,501,789	8,232,579
Total general and administrative expenses	23,159,295	28,557,438	148,241,423	119,778,654

Loss from operations	(7,198,559)	(8,794,775)	(95,176,788)	(64,389,249)

Other income (expense), net
Interest and dividend income	2,203,611	166,694	5,059,952	220,155
Interest expense	(5,455)	(25,067)	(18,966)	(73,229)
Unrealized gain on marketable securities	957,795	136,355	2,042,639	264,929
Other, net	(17,062)	(1,253,656)	(8,359,960)	(1,285,342)
Total other income (expense), net	3,138,889	(975,674)	(1,276,335)	(873,487)

Net loss before income taxes	(4,059,670)	(9,770,449)	(96,453,123)	(65,262,736)

Income tax expense (benefit)	55,736	(162)	70,429	20,798
Net loss	$(4,115,406)	$(9,770,287)	$(96,523,552)	$(65,283,534)

Other comprehensive income:
Unrealized (loss) gain on available for sale debt investments, net of income tax	(65,595)	—	863,574	—
Comprehensive loss	$(4,181,001)	$(9,770,287)	$(95,659,978)	$(65,283,534)

Weighted average common stock outstanding, basic and diluted (1)	128,480,258	41,065,954	100,938,896	41,065,954
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.29)	$(1.00)	$(1.71)
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	5,575	$128,576,901	41,065,954	$10	27,612	$86,742,045	27,061,584	$(14,622,222)	$18,056,702	$(52,849)	$(227,767,415)	$(137,643,729)
Dividends accretion	—	$608,238	—	$—	—	$—	—	$—	$—	$—	$(608,238)	$(608,238)
Other comprehensive income	—	$—	—	$—	—	$—	—	$—	$—	$482,391	$—	$482,391
Sale of preferred stock Series B	—	$—	—	$—	17,379	$51,982,894	—	$—	$—	$—	$—	$51,982,894
Issuance of equity-classified warrants	—	$—	—	$—	—	$1,144,976	—	$—	$—	$—	$—	$1,144,976
Issuance of common stock, net of offering cost and expenses	—	$—	7,500,000	$7,500	—	$—	—	$—	$66,075,911	$—	$—	$66,083,411
Dividends	—	$—	—	$—	—	$—	—	$—	$(915,069)	$—	$—	$(915,069)
Recapitalization and conversion of preferred stock	(5,575)	$(129,185,139)	79,623,230	$120,672	(44,991)	$(139,869,915)	(27,061,584)	$14,622,222	$329,312,157	$—	$—	$204,185,136
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$1,577,109	$—	$—	$1,577,109
Warrant Liability conversion	—	$—	—	$—	—	$—	—	$—	$8,324,000	$—	$—	$8,324,000
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(17,232,525)	$(17,232,525)
Balance, March 31, 2025	—	$—	128,189,184	$128,182	—	$—	—	$—	$422,430,811	$429,542	$(245,608,178)	$177,380,357
Other comprehensive income	—	$—	—	$—	—	$—	—	$—	$—	$446,778	$—	$446,778
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$3,417,685	$—	$—	$3,417,685
Exercise of stock options into common stock, net of tax withholding	—	$—	809,593	$824	—	$—	—	$—	$1,405,819	$—	$—	$1,406,643
Offering costs and expenses	—	$—	—	$—	—	$—	—	$—	$(1,187,946)	$—	$—	$(1,187,946)
Standby Equity Purchase Agreement commitment fee	—	$—	—	$—	—	$—	—	$—	$500,000	$—	$—	$500,000
Additional stock issuance	—	$—	8,859	$2	—	$—	—	$—	$64,998	$—	$—	$65,000
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(75,175,622)	$(75,175,622)
Balance, June 30, 2025	—	$—	129,007,636	$129,008	—	—	—	—	$426,631,367	$876,320	$(320,783,800)	$106,852,895
Other comprehensive income	—	$—	—	$—	—	$—	—	$—	$—	$(65,595)	$—	(65,595)
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	$3,547,339	$—	$—	3,547,339
Exercise of stock options into common stock, net of tax withholding	—	$—	112,723	$113	—	$—	—	$—	$18,216	$—	$—	18,329
Offering costs and expenses	—	$—	—	$—	—	$—	—	$—	$(300,000)	$—	$—	(300,000)
Additional stock issuance	—	$—	3,427	$3	—	$—	—	$—	$23,497	$—	$—	$23,500
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(4,115,406)	(4,115,406)
Balance, September 30, 2025	—	$—	129,123,786	$129,124	—	$—	—	$—	$429,920,419	$810,725	$(324,899,206)	105,961,062

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	5,575	$126,018,101	41,065,954	$10	-	$—	27,061,584	$(14,622,222)	$18,056,702	$—	$(153,036,687)	$(149,602,197)
Dividends accretion	—	$636,205	—	$—	-	$—	—	$—	$—	$—	$(636,205)	$(636,205)
Net loss	—	$—	—	$—	-	$—	—	$—	$—	$—	$(50,683,687)	$(50,683,687)
Balance, March 31, 2024	5,575	$126,654,306	41,065,954	$10	-	$—	27,061,584	$(14,622,222)	$18,056,702	$—	$(204,356,579)	$(200,922,089)
Sales of preferred stock	—	$—	—	$—	1,897	$5,667,362	—	$—	$—	$—	$—	$5,667,362
Dividends accretion	—	$636,203	—	$—	-	$—	—	$—	$—	$—	$(636,203)	$(636,203)
Net loss	—	$—	—	$—	-	$—	—	$—	$—	$—	$(4,829,560)	$(4,829,560)
Balance, June 30, 2024	5,575	$127,290,509	41,065,954	$10	1,897	$5,667,362	27,061,584	$(14,622,222)	$18,056,702	$—	$(209,822,342)	$(200,720,490)
Sales of preferred stock	—	$—	—	$—	9,419	$29,821,323	—	$—	$—	$—	$—	$29,821,323
Dividends accretion	—	$643,195	—	$—	-	$—	—	$—	$—	$—	$(643,197)	$(643,197)
Net loss	—	$—	—	$—	-	$—	—	$—	$—	$—	$(9,770,287)	$(9,770,287)
Balance, September 30, 2024	5,575	$127,933,704	41,065,954	$10	11,316	$35,488,685	27,061,584	$(14,622,222)	$18,056,702	$—	$(220,235,826)	$(181,312,651)

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(96,523,552)	$(65,283,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,614,605	4,663,869
Stock-based compensation	8,542,133	-
Change in fair value of warrant liability	1,824,179	6,373,757
Change in fair value of derivative liability	6,104,230	871,423
(Recovery of) provision for credit losses	(67,024)	(398,460)
Unrealized gain on marketable securities	(2,042,639)	(264,929)
Non-cash lease expense	2,575,226	2,696,788
Non-cash expense related to SEPA Agreement	500,000	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,290,672)	(3,912,014)
Inventory	(5,603)	1,522,127
Prepaid expenses and other current assets	(2,470,684)	(1,510,367)
Funding of settlement escrow	(40,000,000)	-
Other asset	(1,201,125)	-
Security deposits	60,149	133,017
Increase (decrease) in liabilities:
Accounts payable	452,333	(5,513,332)
Accrued expenses	1,027,384	9,035,612
Lease liabilities	(2,826,909)	(2,818,993)
Settlement liability	16,490,644	36,959,521
Other long-term liabilities	937,500	-
Deferred revenue	(2,782,192)	(3,734,657)
Net cash used in operating activities	(107,082,017)	(21,180,172)

Cash flows from investing activities:
Purchase of investments	(132,569,436)	-
Proceeds from maturity of investments	28,250,000	-
Sale of investments	49,361,533	314,432
Purchase of property and equipment	(1,782,997)	(497,453)
Net cash used in investing activities	(56,740,900)	(183,021)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	80,742,222	50,471,381
Proceeds from issuance of common stock IPO, net	66,359,453	-
Proceeds from exercise of stock options	7,829,631	-
Proceeds from additional stock issuance	88,500	-
Payment of dividend	(915,067)	-
Principal payment under finance lease obligation	(153,132)	(139,040)
Net cash provided by financing activities	153,951,608	50,332,341

	2025	2024
Net change in cash	(9,871,309)	28,969,148
Cash and cash equivalents – beginning	24,052,887	6,037,211
Cash and cash equivalents – ending	$14,181,578	$35,006,359

Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$28,391	$76,708
Allocation from equity to derivative liability for Series B Preferred Stock	$-	$14,982,293
Interest paid	$1,829	$30,289

Non-cash transactions:
Property and equipment acquired through accounts payable:	$721,250	$210,737
Non-cash financing activities:
Issuance of warrants in connection with the issuance of convertible stock	$1,144,976	$-
Common stock issuance costs reclassified from prepaid expenses	$(1,798,989)	$-
IPO funds receivable in escrow	$34,500	$-
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
On April 14, 2024, Newsmax Media, Inc. consummated a corporate reorganization. Newsmax Inc. (the “Company”) was formed as a new holding company that owns all of the outstanding shares of the operating company, Newsmax Media, Inc. The stockholders of Newsmax Media, Inc. exchanged their shares of capital stock in Newsmax Media, Inc. for the same class and number of shares in Newsmax Inc. Subsequently, Newsmax Media, Inc. changed its state of domicile from Delaware to Florida. As a result of this reorganization, Newsmax Inc. became the direct holding company and the sole shareholder of Newsmax Media, Inc. Newsmax Media, Inc.’s ownership of its subsidiaries was not affected or changed as a result of this reorganization.
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
Private Placement
In June 2024, the Company issued a Private Placement Memorandum (“PPM”) to potential investors, aiming to raise capital through the sale of its Series B Preferred Stock in a Private Placement. The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The PPM was distributed to accredited investors as defined under Regulation D of the Securities Act of 1933. In connection with the PPM, the Company agreed to issue a three-year warrant to Digital Offering, LLC, as placement agent for the Private Placement, exercisable for 900 shares of Series B Preferred Stock with an exercise price per share of $5,000 upon the closing of the PPM. The offering was completed on February 27, 2025 and resulted in net proceeds of $206,660,285.
Public Offering and Listing
On February 27, 2025, the Company completed the sale of the remaining Series B Preferred Stock from the PPM raising approximately $87,000,000 during the period January 1, 2025 through February 27, 2025.
On March 24, 2025, a majority in interest of the shareholders of the Company approved by written consent (1) the amending and restating of the Company's articles of incorporation, the recapitalization of the Company's capital stock and the appointment of directors and (2) the Company's 2025 Omnibus Equity Incentive Plan. See Note 16. Equity-Based Compensation.
On March 28, 2025, the Company completed its initial public offering (the “IPO”). Concurrently with the closing of the IPO and in accordance with the terms of the applicable Certificates of Designation, all shares of the Company’s Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock automatically converted into shares of the Company’s then-existing Class A Common Stock. At the Company’s election, all shares of the Company’s Series A Preferred Stock also converted into shares of the Company’s then-existing Class A Common Stock. All shares of Series B Preferred Stock automatically converted into shares of Class B Common Stock. On March 28, 2025 the Company also amended and restated its Articles of Incorporation (the “Amended and Restated Articles of Incorporation”) to reclassify its authorized share capital to implement a dual class of securities. As a result, each share of the Company's then-existing Class A Common Stock that was issued and outstanding immediately prior to the effectiveness of the Amended and Restated Articles of Incorporation, and not held by the Company's CEO, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class B Common Stock of Newsmax Inc. Each share of the Company’s then-existing Class A Common Stock held by the Company's CEO immediately before the recapitalization, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class A Common Stock of Newsmax Inc. Following the recapitalization, Class A Common Stock has ten votes per share and Class B Common Stock has one vote per share. Immediately following the recapitalization, the Company completed a 6,765.396:1 forward stock split of its Series A and Series B Common Stock. 27,061,584 shares (post-split) of treasury stock were effectively retired and the embedded derivative liability associated with the Series B Preferred Stock was settled and reclassified to equity. Pursuant to the Amended and Restated Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Class A Common Stock; 940,000,000 shares of Class B Common Stock; and 10,000,000 shares of Preferred Stock. The par value of all shares is $0.001. The IPO resulted in total net proceeds of $66,083,411.

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
The Company creates and broadcasts content and distributes such content using a hybrid distribution strategy of linear cable, free OTT channels and free ad-supported streaming television services (“FAST”) channels. The broadcast segment generates revenues from (1) linear TV channels, primarily through advertising sales, (2) OTT and FAST channels, primarily through revenue derived from third-party advertising in connection with services accessed through websites, apps and digital media players, (3) affiliate revenue earned through MVPDs broadcasting the Company’s content to their paid subscribers, and (4) subscription revenue earned via the Company’s new Newsmax+ subscription program which users can sign up to receive the Company’s content directly.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024.

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
The fair market value of marketable equity securities is determined based on quoted market prices in active markets. See Note 3. Fair Value Measurements, for additional information regarding the valuation of marketable equity securities.
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
The Company’s service revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising revenue	$27,587,036	$28,037,238	$86,340,121	$77,146,084
Affiliate fee revenue	8,050,075	6,579,641	22,821,905	20,024,880
Subscription revenue	6,878,260	6,888,708	20,840,459	19,861,093
Other	1,209,387	488,187	2,341,821	1,871,187
Total	$43,724,758	$41,993,774	$132,344,306	$118,903,244
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
The Company’s deferred subscription revenue balances are shown below along with the corresponding revenue recognized from the prior period:

	September 30, 2025	December 31, 2024
Deferred subscription revenue, current portion	$10,582,247	$13,356,032
Deferred subscription revenue, net of current portion	3,031,812	2,835,218
Total deferred subscription revenue	$13,614,059	$16,191,250
Deferred subscription revenue recognized in revenue for the three and nine months ended September 30, 2025 was $3.1 million and $10.8 million, respectively, and for the three and nine months ended September 30, 2024 was $3.4 million and $12.5 million, respectively.

Affiliate Fee Revenue
The Company generates affiliate fee revenue from agreements with MVPDs for cable networks. Affiliate fee revenue is recognized over time as the Company continuously makes the programming available to the customer over the term of the agreement using the output method. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Consideration payable to a customer is treated as a cost of sale when distinct. If a distinct service is not received, such costs are recorded as a reduction to revenues. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Other
Other primarily includes revenue generated from the Company’s content licensing agreements. Revenue from content licensing agreements is recognized when the content is made available under the content licensing agreements.

Deferred revenue related to licensing agreements amounts to $0.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
Product Revenue
Product sales are derived from the sales of books, audio and video, dietary supplements, and other items advertised on the Company’s website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. As of September 30, 2025 and December 31, 2024, the refund liability was $0.5 million and $0.4 million, respectively and is classified as a reduction in accounts receivable. The Company records taxes collected from customers and remitted to governmental authorities on a net basis. Product revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplement sales	$1,202,655	$1,122,517	$3,512,304	$3,681,553
Books, media and other product sales	558,828	474,892	1,779,221	1,145,213
Product returns and allowances	(213,545)	(77,231)	(621,684)	(389,681)
Total	$1,547,938	$1,520,178	$4,669,841	$4,437,085
Incremental Costs to Obtain a Contract
The revenue standard requires capitalization of the incremental costs to obtain a contract, which the Company has identified as certain sales commissions. These costs are deferred and then amortized over the expected customer life. Amortization expense is included within sales and marketing on the accompanying condensed consolidated statements of operations. As of September 30, 2025, the Company had $1.3 million of unamortized capitalized costs to obtain a contract, of which $0.3 million is recorded within prepaid expenses and other current assets and $1.0 million is recorded within other assets on our unaudited condensed consolidated balance sheet. During the nine months ended September 30, 2025, the Company recorded approximately $0.2 million of amortization of capitalized costs, which is recorded within professional fees on our unaudited condensed consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2024, the Company had no unamortized capitalized costs to obtain a contract and the Company recorded no amortization of capitalized costs.
Practical Expedients
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts as expense when the amortization period is considered to be a year or less.
As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold. Shipping and handling charges recorded as revenue amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $1.9 million and $2.3 million at September 30, 2025 and December 31, 2024, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. Provisions (recoveries) for credit losses totaled approximately $0.2 million and $(0.1) million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $(0.4) million for the three and nine months ended September 30, 2024, respectively .
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
Other Assets
During 2023, the Company capitalized a separate payment obligation of $41.3 million associated with a commercial counterparty to resolve various claims. The Company accounted for the payment as a reduction to the transaction price in accordance with the guidance in ASC 606-10-32-25 and 32-26 and is amortizing the asset as a contra-revenue item. In connection with the signing of this agreement, the Company identified indicators that the carrying value of these upfront costs were not fully recoverable based on estimated cash flows related to the customer relationship. As a result, the Company’s broadcast segment recognized a partial impairment of the upfront cost during 2023 with no additional impairment recognized for the nine months ended September 30, 2025 and 2024.
Amortization of the capitalized costs of the asset is recorded on a straight-line basis over the life of the agreement which ends June 30, 2029 as contra revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Amortization expense amounted to $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2024, respectively.
Other assets also include $1.3 million for costs to obtain a contract, which the Company has identified as certain sales commissions.
The Company evaluates these other assets for impairment each reporting period based upon its estimate of recoverability of the assets. Recoverability of the assets is based upon estimated cash flows including reductions for direct and allocable costs attributable to the underlying business arrangement.
Funds Held in Escrow
In connection with the settlement agreement reached with Dominion (as defined below in Note 12), the Company established an escrow account to secure the settlement obligations. As of September 30, 2025, the balance of the escrow account totaled $40.0 million. Pursuant to the terms of the settlement, which is further described herein and in our publicly available filings with the SEC, the escrowed funds will be released in two equal installments of $20.0 million each, payable on or before January 15, 2026 and January 15, 2027.
The escrow account earns interest at an annual rate of 4.02%. As of September 30, 2025, cumulative interest income of $0.2 million has been earned on the escrow balance. The interest income is recorded as a component of other income in the accompanying consolidated statements of operations and comprehensive income (loss). The related interest receivable is included in Prepaid expenses and other current assets on the accompanying consolidated balance sheet.
The escrow funds are restricted in use and are classified as Funds held in escrow on the Company’s consolidated balance sheets. The current portion of the escrow balance represents the amount scheduled for release within twelve months of the reporting date.
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
Net Loss Per Share
Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the three and nine months ended September 30, 2025 and 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this standard for interim periods beginning with the three and nine months ended September 30, 2025 did not have a material impact on the Company's unaudited condensed consolidated financial results, but resulted in enhanced disclosures as included in Note 9. Segment Information.
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
In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The amendments in this update are effective immediately and on a fully retrospective basis for fiscal years beginning after December 15, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.
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

NOTE 3. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$—	$—	$—
Money market	$6,591,241	$—	$—	$6,591,241
Certificates of deposit	$—	$—	$—	$—
Total cash and cash equivalents	$6,591,241	$—	$—	$6,591,241
Investments
Equity securities	$20,499,637	$—	$—	$20,499,637
U.S. Treasury securities	$—	$92,419,459	$—	$92,419,459
Certificates of deposit	$—	$3,255,975	$—	$3,255,975
Total investments	$20,499,637	$95,675,434	$—	$116,175,071
Total assets	$27,090,878	$95,675,434	$—	$122,766,312

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$4,959,350	$—	$4,959,350
Money market	$12,615,549	$—	$—	$12,615,549
Certificates of deposit	$—	$2,250,628	$—	$2,250,628
Total cash and cash equivalents	$12,615,549	$7,209,978	$—	$19,825,527
Investments
Equity securities	$7,553,725	$—	$—	$7,553,725

U.S. Treasury securities	$9,923,100	$36,580,580	$—	$46,503,680
Certificates of deposit	$—	$4,253,550	$—	$4,253,550
Total investments	$17,476,825	$40,834,130	$—	$58,310,955
Total assets	$30,092,374	$48,044,108	$—	$78,136,482

Liabilities
Warrant liability	$—	$—	$6,499,821	$6,499,821
Derivative liability	$—	$—	$41,459,418	$41,459,418
Total liabilities	$—	$—	$47,959,239	$47,959,239
The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. For the year ended December 31, 2024, the transfers of assets between levels was a total of $9.9 million from Level 1 to Level 2 for U.S. treasury notes and bills that are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day (off-the-run). There were no transfers in or out of Level 3 investments for the nine months ended September 30, 2025.
The valuation methodologies and significant unobservable inputs for Level 3 investments were as follows:

	As of December 31, 2024
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average
Warrant liability	$6,499,821	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	4.17% - 4.28%	4.18%
			Expected term	2.5 - 4.8 years	2.7 years
Derivative liability	$41,459,418	Scenario-based discounted cash flow	Timing of conversion	0.18 - 4.42 years	0.70 years
			Discount rate	20%	20%
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025 were as follows:

	As of September 30, 2025

	Warrant Liability	Derivative Liability
Opening Balance	$6,499,821	$41,459,418
Total losses for the period
Included in earnings (or changes in net assets)	1,824,179	6,104,230
Purchases, issues, sales, and settlements
Issuances	—	27,436,352
Settlement of derivative liability	$—	(75,000,000)
Reclassification of warrant liability	$(8,324,000)	$—
Closing Balance	$—	$—
NOTE 4. PROPERTY AND EQUIPMENT
Major classes of property and equipment are as follows:

	Estimated Useful Lives	September 30, 2025	December 31, 2024
Furniture and fixtures	7 years	$2,187,536	$2,022,586

Computer, office and production equipment	3-8 years	14,402,960	12,145,337
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,287,105	10,178,386
Fixed assets not yet placed in service	N/A	3,003	—
		26,880,604	24,346,310
Less: Accumulated depreciation		(20,312,526)	(18,120,692)
		$6,568,078	$6,225,617
Depreciation of property and equipment amounted to $0.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2024, respectively.
Included in property and equipment are finance lease assets of $0.3 million and $0.5 million as of September 30, 2025 and 2024, respectively.
NOTE 5. INVESTMENTS
Investments on the condensed consolidated balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
Equity securities	$20,499,637	$7,553,725
Debt securities	$95,675,434	$50,757,230
Total investments	$116,175,071	$58,310,955
Available-for-Sale Securities
The major classes of the Company's available-for-sale debt securities and their respective fair values at September 30, 2025, were as follows:

	Available-for-sale debt securities
	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$3,250,000	$5,975	$—	$3,255,975
U.S. Treasury securities	$91,614,709	$804,750	$—	$92,419,459
Total	$94,864,709	$810,725	$—	$95,675,434
The maturity distribution based on the contractual terms of the Company's available-for-sale debt securities at September 30, 2025 was as follows:

	Amortized Cost	Fair Value
Due within 1 year	$29,905,183	$30,343,969
Due after 1 year through 5 years	$64,959,526	$65,331,465
Total	$94,864,709	$95,675,434
The Company had 16 investments mature during the nine months ended September 30, 2025. There were no material realized gains or losses from available for sale securities that were reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2025.

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
Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

Other supplemental information:	September 30, 2025	December 31, 2024
Operating leases:
Weighted average of remaining lease term (in years)	2	2
Weighted average discount rate	4.37%	4.35%
Finance leases:
Weighted average of remaining lease term (in years)	1	2
Weighted average discount rate	10.83%	10.96%
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $1.2 million and $3.8 million for the three months and nine months ended September 30, 2025, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively.
Future minimum lease payments at September 30, 2025 were as follows:

	Operating	Finance	Total
2025	$995,598	$50,305	$1,045,903
2026	3,212,168	130,605	3,342,772
2027	616,810	4,999	621,809
2028	299,752	-	299,752
2029	74,307	-	74,307
Thereafter	1,085	—	1,085
Total lease payments	$5,199,719	$185,909	$5,385,628
Less: imputed interest	(168,544)	(9,874)	(178,418)
Present value of lease liability	$5,031,176	$176,034	$5,207,210
NOTE 7. LINE OF CREDIT
In 2024 the Company had a $9.0 million available line of credit which expired in October 2024. In May 2025 the Company renewed the existing line of credit with an available balance of $1.0 million and a maturity date of January 04, 2026. The Company also established a new line of credit in May 2025 with an available balance of $8.0 million maturing April 26, 2026. Both lines of credit bear interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). There were no borrowings outstanding as of September 30, 2025 and December 31, 2024.
NOTE 8. INCOME TAXES
Effective income tax rates for interim periods are based on the Company’s estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of the Company’s annual taxable earnings and the allocation of those taxable earnings across the various states in which the Company operates. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities.

The Company’s effective income tax rate for the nine months ended September 30, 2025 and 2024 was 0% for both periods. This was different than the expected federal income tax rate of 21% primarily due to the Company operating at a loss with a full valuation allowance. The Company had insignificant state income taxes for the nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effective tax rates for the three and nine months ended September 30, 2025 consider the enactment of OBBBA, which did not have a material impact to income tax expense. OBBBA is not expected to materially impact our 2025 annual effective tax rate.
.
NOTE 9. SEGMENT INFORMATION
The Company has two operating segments: (1) Broadcasting and (2) Digital, which also qualify as reportable segments. In accordance with ASC 280, “Segment Reporting,” the operating segments reflect how the chief operating decision maker, which the Company defines as the chief executive officer, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. The Company continually reviews the operating segment classifications to align with operational changes in our business and may make changes as necessary. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment Adjusted EBITDA.
Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain revenues and expenses.
Segment Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation, interest, net, asset impairment, unrealized gain (loss) on marketable securities, stock-based compensation, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude. Management believes that Segment Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s business. The Company does not present asset information for our segments as this information is not used to allocate resources.

The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Broadcasting	$36,609,048	$33,246,262	$110,825,241	$92,956,512
Digital	8,663,648	10,267,690	26,188,906	30,383,817
Total revenues	$45,272,696	$43,513,952	$137,014,147	$123,340,329

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	22,193,587	18,430,087	63,714,344	51,582,524
Adjusted general and administrative expenses (2)	13,313,977	10,102,847	41,274,817	29,055,887
Broadcasting adjusted EBITDA	1,101,484	4,713,328	5,836,080	12,318,101
Digital
Adjusted cost of sales (1)	4,948,220	5,321,200	15,310,901	16,368,398
Adjusted general and administrative expenses (2)	6,585,499	6,989,507	21,889,942	18,558,237
Digital adjusted EBITDA	(2,870,071)	(2,043,017)	(11,011,937)	$(4,542,818)
Total reportable adjusted EBITDA	(1,768,587)	2,670,311	(5,175,857)	7,775,283

Corporate and unallocated
Depreciation	(690,320)	(746,206)	$(2,161,785)	(2,371,299)
Interest, net	2,198,156	141,627	$5,040,986	146,926
Unrealized gain on marketable securities	957,795	136,355	$2,042,639	264,929
Stock-based compensation	(3,547,340)	—	$(8,542,133)	—
Other corporate matters	(1,192,312)	(10,718,880)	$(79,297,013)	(69,793,233)
Other, net	(17,062)	(1,253,656)	$(8,359,960)	(1,285,342)
Loss before income tax expense	(4,059,670)	(9,770,449)	(96,453,123)	(65,262,736)
Income tax expense (benefit)	55,736	(162)	70,429	20,798
Net loss	$(4,115,406)	$(9,770,287)	$(96,523,552)	$(65,283,534)
(1) Adjusted cost of sales includes cost of sales less stock-based compensation.
(2) Adjusted general and administrative expenses includes general and administrative expenses less depreciation, stock-based compensation and other corporate matters.

Revenues by Segment by Component

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Broadcast
Advertising	$23,594,497	$22,842,131	$74,451,192	$62,377,432
Affiliate fee	8,050,075	6,579,641	$22,821,905	$20,024,880
Subscription	3,755,101	3,336,434	$11,210,477	$8,683,583
Other	1,209,375	488,056	2,341,667	1,870,617
Total Broadcast revenues	36,609,048	33,246,262	110,825,241	92,956,512
Digital
Advertising	$3,992,540	$5,195,107	$11,888,927	$14,768,651
Subscription	3,123,158	3,552,274	$9,629,983	$11,177,511
Product sales	1,547,937	1,520,178	$4,669,841	$4,437,085
Other	13	131	155	570
Total Digital revenues	8,663,648	10,267,690	26,188,906	30,383,817
Total revenues	$45,272,696	$43,513,952	$137,014,147	$123,340,329

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
No single customer accounted for over 10% of the Company’s unaudited condensed consolidated net revenues during either of the nine months ended September 30, 2025 or 2024. No single customer accounted for over 10% of the Company’s condensed consolidated accounts receivable as of September 30, 2025 or December 31, 2024.

NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments for contracts that run through 2027 as of September 30, 2025:

	Payments Due by Period
	Total	2025	2026	2027
Talent agreements	$11,903,583	$2,406,250	$6,684,333	$2,813,000
Talent Agreements
The Company has entered into various commitments over the next three years ending in December 2027 primarily related to talent costs and other service agreements.

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
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40.0 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2024. The $40.0 million payable over time is recorded within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2025 the outstanding balance was fully satisfied.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27.0 million paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The settlement expense is included in other corporate matters in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2025. The $40.0 million payable over time is recorded within settlement liability on the Unaudited Condensed Consolidated Balance Sheet. As of November 10, 2025 the outstanding balance of the settlement is $40 million.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of September 30, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $31.1 million remaining to be paid over time. The fair value of the settlement agreement as of September 30, 2025 and 2024 was $25.8 million and $28.9 million, respectively, which assumes a discount rate of 9.75%

and making quarterly payments for 45 and 57 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the unaudited condensed consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements.

	As of September 30, 2025 Payments Due by Period
	Total	2025	2026	2027	2028	2029
Settlement agreements	$71,067,851	$2,735,172	$25,308,227	$24,987,644	$4,686,422	$13,350,387
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Salary Savings Plan (the “Plan”) covering those employees who meet eligibility requirements set forth in the Plan. The matching contribution is at the discretion of the Company’s Board of Directors. The Company’s policy is to match 100% of the first 1% of employee contributions and 50% on the next 2 to 6% of employee contributions. Total expense for the Plan amounted to $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.
NOTE 14. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK
Convertible and Redeemable Preferred Stock
Prior to the March 28, 2025 initial public offering, the Company had outstanding Convertible and Redeemable Preferred Stock, which converted in connection with the initial public offering. The conversion included accumulated dividends on the Redeemable Preferred Stock except for those shares held by two preferred stockholders who elected to receive their accumulated dividends in cash on the initial public offering date. As of September 30, 2025, the Company does not have Convertible and Redeemable Preferred Stock outstanding.
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
Prior to the March 28, 2025 initial public offering, the Company’s Series A convertible preferred stock was classified as mezzanine equity and Series B convertible preferred stock was classified as permanent equity in the Company's condensed consolidated financial statements.
The Company measured the preferred stock where redemption was probable at its maximum redemption value plus dividends not declared or paid but which would be payable upon redemption. On December 31, 2024, the preferred stock was remeasured, resulting in a maximum redemption value of $128.6 million and accretion of $12.8 million, included in Accumulated Deficit on the condensed consolidated balance sheets as of December 31, 2024.
The Series B preferred stock included certain redemption rights that were solely in the control of the Company, including redemption upon sale or liquidation of the Company, and an in-substance redemption feature associated with the conversion terms of the Series B preferred stock upon IPO. The stock was recorded in permanent equity on the condensed consolidated balance sheets as of December 31, 2024. The redemption features were bifurcated as an embedded derivative and were accounted for as a derivative liability on the condensed consolidated balance sheet. The fair value of the embedded derivative was estimated using a scenario-based discounted cash flow method. The valuation methodology included assumptions and judgments regarding discount rates and timing of conversion, which were primarily level 3 assumptions. The embedded derivative was measured at fair value on a recurring basis and any changes in fair value in a subsequent period were be recorded to other income (expense). For the nine months ended September 30, 2025, the Company recognized a loss of $6.1 million in fair value adjustments in other, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income related to the change in net fair value between the beginning of the year and the conversion of the Series B preferred stock upon IPO. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.9 million in fair value adjustments in other, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
NOTE 15. EQUITY
Common Stock A – As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share and 20,000 shares of common stock (pre-stock split), with a par value of 0.001 per share, respectively.
Common Stock B - As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share and 60,000 shares of common stock (pre-stock split), with a par value of 0.001 per share, respectively.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10.0 million increase in gross proceeds. Prior to conversion of the underlying Series B preferred stock into Class B common stock, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the conversion of the underlying Series B preferred shares to Class B common shares as a result of the Company's March 28, 2025 offering, the warrant meets the conditions for equity classification. As a result, the warrant has been recorded in equity at its March 28, 2025 fair value of $8.3 million with a final fair value adjustment loss of $1.8 million recorded in other, net on the September 30, 2025 unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, the exercise price is $7.50 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company evaluated the warrant under ASC 718, Compensation - Stock Compensation and determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's unaudited condensed consolidated balance sheets as of September 30, 2025.
Standby Equity Purchase Agreement - On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock during the nine months ended September 30, 2025.
As consideration under the SEPA, the Company paid to Yorkville (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA, according to ASC 815, and recorded within the professional fees line item in the consolidated statements of operations and comprehensive loss for the period ended September 30, 2025.

NOTE 16. EQUITY-BASED COMPENSATION
On March 28, 2025, the Board adopted the Company's 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) and it was approved by the Company's shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. The Company's administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Plan. The Plan was administered by the Board. On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options allow for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date.
As of September 30, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Plan was approximately $13.6 million and is expected to be recognized over a weighted average period of 1.0 year.
The Company’s equity-based awards are settled in Class B Common Stock. As of September 30, 2025, the Company had 4.1 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The Company granted 703,507 options under the previous equity incentive plan which were fully vested as of September 30, 2025.
The following table summarizes the activities for the Company's stock options for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	703,507	4.99
Granted	3,389,551	10.03
Exercised	(923,077)	8.48
Forfeited	(14,500)	10.00
Expired	—	—
Outstanding at September 30, 2025	3,155,481	9.36
Exercisable as of September 30, 2025	3,076,930	9.31
The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded under the “2025 Plan” for the nine months ended September 30, 2025:

For the period ended
September 30, 2025
Expected term (in years)	5.75
Volatility	65%
Risk free interest rate	4.04%
Weighted-average grant date fair value	6.14
The following table shows summary information for outstanding options and options that are exercisable (including 421,229 vested options and 2,655,701 options which are early exercisable) as of September 30, 2025:

	Options Outstanding	Options Exercisable
Number of options	3,155,481	3,076,930
Weighted average remaining contractual term (years)	9.09	9.08
Weighted average exercise price	9.36	9.31
Aggregate intrinsic value	9,637,613	9,511,613

The equity-based compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of services	$2,170,152	$—	$4,924,267	$—
Personnel costs	1,377,189	—	3,617,866	—
Total equity-based compensation expense	$3,547,340	$—	$8,542,133	$—
NOTE 17. LOSS PER SHARE
The holders of the Company's Class A and Class B common stock have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents the loss per share for Class A and Class B common stock together. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of the Company's Class A and Class B common stock outstanding. Loss per share for Class B common stock is not presented separately as under the two-class method Class A and Class B loss per share is not meaningfully different. The following table illustrates the reconciliation of the basic and diluted loss per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted loss per share:
Numerator:
Net loss	$(4,115,406)	(9,770,287)	$(96,523,552)	(65,283,534)
Cumulative dividends on preferred stock	—	2,080,466	4,667,803	4,980,650
Net loss attributable to common stockholders	$(4,115,406)	$(11,850,753)	$(101,191,355)	$(70,264,184)
Denominator:
Weighted average common stock outstanding, basic and diluted[1]	128,480,258	41,065,954	100,938,896	41,065,954
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.29)	$(1.00)	$(1.71)
1 Includes 39.2 million and 41.1 million shares of Class A common stock and 89.2 million and 0 shares of Class B common stock, for the three months ended September 30, 2025 and 2024, respectively. Includes 39.8 million and 41.1 million shares of Class A common stock and 61.1 million and 0 shares of Class B common stock, for the nine months ended September 30, 2025 and 2024, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Nine Months Ended September 30,
	2025	2024
Warrants	1,933,333	—
Stock options	4,093,058	759,348
Preferred shares	—	45,261,083
Total	6,026,391	46,020,431

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and the audited consolidated financial statements for the year ended December 31, 2024, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
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
We have developed a significant audience, reaching over 40 million Americans each month through our television broadcasts and multi-platform content, and we have demonstrated remarkable growth with revenues up 309% since 2019.
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

Newsmax Inc. operates several business lines through its subsidiaries and divisions, creating a synergistic effect on audience growth, revenues and customer acquisition. These business lines are grouped into 2 separate reportable segments which consist of Broadcasting and Digital:
•Broadcasting - The broadcast segment of our business produces and licenses news, business news and lifestyle content for distribution primarily through MVPDs including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States, generating revenue through (1) placement of advertisements on our broadcast content, (2) subscriptions to our broadcast content, and (3) affiliate fees from the MVPDs. The components of Broadcasting are as follows:
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
•Digital - The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceuticals and nonfiction books on political, financial and health-related topics. The components of Digital are as follows:
•Humanix Publishing LLC is a print and e-book publishing house that publishes books in the areas of politics, health, personal finance, history, religion and current affairs. Under Newsmax ownership, Humanix Publishing has published approximately 100 titles, including a New York Times bestseller. We use published books as free premiums when offering subscriptions to their publications, including Newsmax Magazine and their health and financial newsletters.
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
•Newsmax, as a relatively new network, has potential for additional distribution growth, and growth of its advertising revenue as well as affiliate fees, which is a revenue stream that started in 2023, where previously we paid for distribution. Linear TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance.
Trends and Other Factors Impacting Our Performance
Our broadcast segment derives the majority of its revenues from advertising. For the three months ended September 30, 2025, the Company generated revenues of approximately $45.3 million, of which 60.9% was generated from advertising in the broadcast and digital segments, 17.8% was generated from affiliate fee revenue, 15.2% was generated from subscriptions for publications including Newsmax+ and 6.1% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
For the three months ended September 30, 2024, we generated revenues of $43.5 million, of which approximately 64.4% was generated from advertising in the broadcast and digital segments, approximately 15.1% was generated from affiliate fees, approximately 15.8% was generated from subscriptions for publications including Newsmax+, approximately 4.6% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fee.
Affiliate fees are a revenue stream that started in November 2023 that primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry the Newsmax channel. Our revenues are impacted by rate changes, changes in the number of subscribers to MVPD’s and changes in the expenditures by advertisers.
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
We operate in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), our ability to manage the businesses effectively, and its relative strength and leverage in the industry. For more information, see “Risk Factors.”

Components of our Results of Operations
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.
Advertising Revenue
Advertising revenue is derived from the sale of advertising on our cable television, email database, in our magazine and related publications, or on our website. Revenue related to the sale of advertising in the broadcast segment is recognized at the time of broadcast. Revenue related to our digital segment is recognized when display or other digital advertisements record impressions on the various digital media. Revenue related to our magazine and related publications is recognized when the ad is displayed in the printed document. Each advertisement insertion order is determined to be a distinct performance obligation that is satisfied at the point in time when such advertisements are published/aired. We record revenue from contracts that are entered into between us and our customers, primarily advertising agencies and direct advertisers, at the amount charged for the services. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.
We enter into agreements with over-the-top distribution platforms to distribute our news channel. Pursuant to our distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. We bill OTT customers monthly over the life of the contract. We have an unconditional right to receive payment of the amount billed generally within 30 to 90 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on our condensed consolidated balance sheets.
Affiliate Fee Revenue
We generate affiliate fee revenue from agreements with MVPDs for cable network. Affiliate fee revenue is recognized as we continuously make the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Subscription Revenue
We sell magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the subscription, normally one (1) to five (5) years. Payments for subscriptions received in advance of the publication are recorded as deferred revenue and recognized as income over the term, as this best represents the transfer of control of the services to the consumer. We record taxes collected from customers and remitted to governmental authorities on a net basis.
In 2023, we launched Newsmax+ which is a subscription service that provides our broadcast content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as income in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as income over the term of the contract each month.
Product Sales
Product sales are derived from the sales of books, audio and video, dietary supplements, television production and distribution, and other items advertised on our website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds at the point in time when revenue is recognized. We record taxes collected from customers and remitted to governmental authorities on a net basis.

As a practical expedient, we recognize any incremental costs of obtaining contracts as expense as the amortization period is considered to be a year or less. As a practical expedient, we account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Cost
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold.
Accounts Receivable and Allowance for Credit Losses
We perform ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. Our allowance for credit losses consists of losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability.
Results of Operations
Three months ended September 30, 2025, versus September 30, 2024
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our results of operations data for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$27,587,036	$28,037,238	$(450,202)	(1.6)
Affiliate fee	8,050,075	6,579,641	1,470,434	22.3
Subscription	6,878,260	6,888,708	(10,448)	(0.2)
Other	1,209,387	488,187	721,200	147.7
Product Sales	1,547,938	1,520,178	27,760	1.8
Total revenues	$45,272,696	$43,513,952	$1,758,743	4.0
Cost of revenues	29,311,960	23,751,289	5,560,671	23.4
Gross profit	$15,960,736	$19,762,663	$(3,801,928)	(19.2)
General & administrative	23,159,295	28,557,438	(5,398,143)	(18.9)
Other income (expense), net	3,138,889	(975,674)	4,114,563	(421.7)
Loss before income tax expense	$(4,059,670)	$(9,770,449)	$5,710,779	58.4
Income tax expense	55,736	(162)	55,898	(34504.9)
Net loss	$(4,115,406)	$(9,770,287)	$5,654,881	57.9
Revenues
Revenues increased by approximately $1.8 million, or 4.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Advertising revenue decreased by approximately $(0.5) million due to reductions in digital advertising revenue (given that 2024 was an election year) offset by higher linear cable and satellite advertising revenue due to expanded reach from new affiliate agreements. Affiliate fee revenues increased by approximately $1.5 million due to new contractual relationships as well as rate increases which took effect in 2025. Subscription revenue remained flat due to an increase in subscribers of the Newsmax+ streaming service but was offset by reductions in publication subscriptions due to decreased new customer acquisition. Other revenue increased by approximately $0.7 million due to an amendment of one of our licensing agreements that increased the rate and duration of the partnership.

Cost of Revenues
Cost of revenues increased by approximately $5.6 million, or 23.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Other drivers related to the increase include stock-based compensation expense, additional costs for remote shoots to cover news events and increase in SMS messaging.
Gross Profit
Gross profit decreased by approximately $(3.8) million, or (19.2)%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross profit as a percent of revenues decreased to 35.3% for the three months ended September 30, 2025 from 45.4% for the three months ended September 30, 2024. Gross profit decreased mainly due to an increase in cost of revenues.
General and Administrative Expense
General and administrative expense decreased by approximately $(5.4) million or (18.9)%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by the reduction of legal expenses related to Dominion now that the case is settled.
Other Income (Expense), Net
Other income (expense), net increased by approximately $4.1 million, or 421.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by interest and dividend income as well as a reduction of one-time expenses related to becoming a publicly traded company.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$36,609,048	$33,246,262	$3,362,786	10.1
Digital	8,663,648	10,267,690	(1,604,042)	(15.6)
Total revenues	$45,272,696	$43,513,952	$1,758,743	4.0

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$1,101,484	$4,713,328	$(3,611,844)	(76.6)
Digital	(2,870,071)	(2,043,017)	(827,054)	(40.5)
Adjusted EBITDA[1]	$(1,768,587)	$2,670,311	$(4,438,897)	(166.2)
Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$23,594,497	$22,842,131	$752,366	3.3
Affiliate fee	8,050,075	6,579,641	1,470,434	22.3
Subscription	3,755,101	3,336,434	418,667	12.5
Other	1,209,375	488,056	721,319	147.8
1 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Total revenues	$36,609,048	$33,246,262	$3,362,786	10.1
Cost of revenues	22,193,587	18,430,087	3,763,500	20.4
Gross profit	$14,415,461	$14,816,175	$(400,714)	(2.7)
General & administrative	13,313,977	10,102,847	3,211,130	31.8
Segment Adjusted EBITDA	$1,101,484	$4,713,328	$(3,611,844)	(76.6)
Broadcast Revenues increased by $3.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to an increase in advertising revenue of approximately $0.8 million due to higher rates, affiliate fee revenue of approximately $1.5 million, which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025, and subscription revenue of approximately $0.4 million from Newsmax+ due to an increase in subscribers.
Broadcast Segment Adjusted EBITDA decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to increases in cost of revenues and SG&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Additional cost increases consisted of marketing for TV, audit, and consulting fees
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$3,992,540	$5,195,107	$(1,202,567)	(23.1)
Subscription	3,123,158	3,552,274	(429,116)	(12.1)
Product sales	1,547,937	1,520,178	27,759	1.8
Other	13	131	(118)	(90.1)
Total revenues	$8,663,648	$10,267,690	$(1,604,042)	(15.6)
Cost of revenues	4,948,220	5,321,200	(372,980)	(7.0)
Gross profit	$3,715,428	$4,946,490	(1,231,062)	(24.9)
General & administrative	6,585,499	6,989,507	(404,008)	(5.8)
Segment Adjusted EBITDA[2]	$(2,870,071)	$(2,043,017)	$(827,054)	(40.5)
Digital Revenues decreased by $1.6 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to decreases in advertising revenue due to 2024 being an election year which drives digital advertising revenue as well as subscription revenue as a result of decreased marketing for new customer acquisitions.
Digital Segment Adjusted EBITDA decreased for the three months ended September 30, 2025, as compared to three months ended September 30, 2024, due to a decrease in advertising and subscription revenues offset by decreases in cost of revenues and general and administrative due to decreased marketing spend.
Three months ended September 30, 2025 versus Three months ended September 30, 2024
The following table reconciles Net loss to Adjusted EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	2025	2024
Net loss	$(4,115,406)	$(9,770,287)
Add
Depreciation	690,320	746,206
Interest, net	(2,198,156)	(141,627)
Unrealized (gain) loss on marketable securities	(957,795)	(136,355)
2 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Stock-based compensation	3,547,340	—
Other corporate matters[3]	1,192,312	10,718,880
Other, net[4]	17,062	1,253,656
Income tax expense	55,736	(162)
Adjusted EBITDA[5]	$(1,768,587)	$2,670,311
Nine months ended September 30, 2025, versus September 30, 2024
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our results of operations data for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$86,340,121	$77,146,084	$9,194,037	11.9
Affiliate fee	22,821,905	20,024,880	2,797,025	14.0
Subscription	20,840,459	19,861,093	979,366	4.9
Other	2,341,821	1,871,187	470,634	25.2
Product Sales	$4,669,842	$4,437,085	$232,757	5.2
Total revenues	$137,014,148	$123,340,329	$13,673,818	11.1
Cost of revenues	83,949,512	67,950,924	15,998,588	23.5
Gross profit	$53,064,636	$55,389,405	$(2,324,770)	(4.2)
General & administrative	148,241,423	119,778,654	28,462,769	23.8
Other (expense) income, net	(1,276,335)	(873,487)	(402,848)	46.1
Loss before income tax expense	$(96,453,122)	$(65,262,736)	$(31,190,386)	(47.8)
Income tax expense	70,429	20,798	49,631	238.6
Net loss	$(96,523,551)	$(65,283,534)	$(31,240,017)	(47.9)
Revenues
Revenues increased by approximately $13.7 million, or 11.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Advertising revenue increased by approximately $9.2 million due to higher linear cable and satellite advertising revenue due to higher Nielsen ratings and expanded reach from new affiliate agreements which translated to higher rates but was offset by reductions in digital advertising revenue due to 2024 being an election year. Affiliate fee revenues increased by approximately $2.8 million due to new contractual relationships as well as rate increases which took effect in 2025. Subscription revenue increased by approximately $1.0 million due to an increase in subscribers of the Newsmax+ streaming service but was offset by reductions in publication subscriptions due to decreased new customer acquisition.
Cost of Revenues
Cost of revenues increased by approximately $16.0 million, or 23.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build
3 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that we have determined are infrequent and unusual in terms of their magnitude.
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
Gross Profit
Gross profit decreased by approximately $(2.3) million, or (4.2)%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross profit as a percent of revenues decreased to 38.7% for the nine months ended September 30, 2025 from 44.9% for the nine months ended September 30, 2024. Gross profit decreased mainly due to an increase in cost of sales related to production head count and stock-based compensation (as described in the preceding paragraph).
General and Administrative Expense
General and administrative expense increased by approximately $28.5 million or 23.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was driven by increases in legal settlement expense along with increased marketing costs, travel expense related to news coverage, stock-based compensation, and professional and legal services around becoming a public company.
Other (Expense) Income, Net
Other (expense) income net increased by approximately $0.4 million, or 46.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by non-cash mark to market adjustments for the derivative and warrant liabilities offset by increases in interest and dividend income as well as an increases in unrealized gains on marketable securities.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$110,825,241	$92,956,512	$17,868,729	19.2
Digital	26,188,906	30,383,817	(4,194,911)	(13.8)
Total revenues	$137,014,147	$123,340,329	$13,673,817	11.1

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$5,836,080	$12,318,101	$(6,482,021)	(52.6)
Digital	(11,011,936)	(4,542,818)	(6,469,118)	(142.4)
Adjusted EBITDA	$(5,175,856)	$7,775,283	$(12,951,138)	(166.6)
Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$74,451,192	$62,377,432	$12,073,760	19.4
Affiliate fee	22,821,905	20,024,880	2,797,025	14.0
Subscription	11,210,477	8,683,583	2,526,894	29.1
Other	2,341,667	1,870,617	471,050	25.2
Total revenues	$110,825,241	$92,956,512	$17,868,729	19.2
Cost of revenues	63,714,344	51,582,524	12,131,820	23.5
Gross profit	$47,110,897	$41,373,988	$5,736,909	13.9

General & administrative	41,274,818	29,055,887	12,218,931	42.1
Segment Adjusted EBITDA	$5,836,079	$12,318,101	$(6,482,022)	(52.6)
Broadcast Revenues increased by $17.9 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to an increase in advertising revenue of approximately $12.1 million due to higher ratings and pricing and expanded reach from new affiliate agreements, affiliate fee revenue of approximately 2.8 million, which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025, subscription revenue of approximately $2.5 million from Newsmax+ due to an increase in subscribers.
Broadcast Segment Adjusted EBITDA decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increases in cost of revenues and G&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Additional increases consisted of marketing for TV, audit, consulting and legal fees associated with becoming a public company and costs associated with coverage of significant news events including President Donald J. Trump's inauguration, coverage of the funeral for Pope Francis and the papal conclave for the election of Pope Leo XIV and the death of Charlie Kirk. These expense increases were offset by reductions in distribution and carriage costs, fulfillment costs and bank fees.
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$11,888,927	$14,768,651	$(2,879,724)	(19.5)
Subscription	9,629,983	11,177,511	(1,547,528)	(13.8)
Product sales	4,669,841	4,437,085	232,756	5.2
Other	155	570	(415)	(72.8)
Total revenues	$26,188,906	$30,383,817	$(4,194,911)	(13.8)
Cost of revenues	15,310,901	16,368,398	(1,057,497)	(6.5)
Gross profit	$10,878,005	$14,015,419	$(3,137,414)	(22.4)
General & administrative	21,889,942	18,558,237	3,331,705	18.0
Segment Adjusted EBITDA	$(11,011,937)	$(4,542,818)	$(6,469,119)	(142.4)
Digital Revenues decreased by $4.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to decreases in advertising revenue during 2025 due to 2024 being an election year which drives digital advertising revenue as well as subscription revenue as a result of decreased marketing for new customer acquisitions.
Digital Segment Adjusted EBITDA decreased for the nine months ended September 30, 2025, as compared to nine months ended September 30, 2024, due to increased headcount, consulting and legal fees associated with becoming a public company.
Nine months ended September 30, 2025 versus nine months ended September 30, 2024
The following table reconciles Net loss to Adjusted EBITDA for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	2025	2024
Net loss	$(96,523,551)	$(65,283,534)
Add
Depreciation	2,161,785	2,371,299
Interest, net	(5,040,986)	(146,926)
Unrealized (gain) loss on marketable securities	(2,042,639)	(264,929)
Stock-based compensation	8,542,133	—

Other corporate matters[6]	79,297,013	69,793,233
Other, net[7]	8,359,960	1,285,342
Income tax expense	70,429	20,798
Adjusted EBITDA[8]	$(5,175,856)	$7,775,283
Liquidity and Capital Resources
We had approximately $14.2 million of cash and cash equivalents and $116.2 million in investments as of September 30, 2025. Our primary sources of liquidity include cash on hand and available-for-sale investments.
On September 26, 2024, we entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. We agreed to pay a settlement of approximately $40.0 million payable over time and granted a five year warrant to purchase 2,000 of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. As of the date hereof, we have made all payments required under the settlement agreement.

On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27 million paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including production cost, marketing and promotional expenses, expenses related to broadcasting our programming, employee and facility costs, capital expenditures, income taxes, interest payments and legal fees and settlements.
We completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds of approximately $206.7 million.
We believe these sources of liquidity are sufficient to meet its business operating requirements and its capital expenditures for the next 12 months from the issuance date of these condensed consolidated financial statements.
Convertible Preferred Stock
Convertible Preferred Stock as of September 30, 2025 and December 31, 2024 (0 and 41,034 total shares authorized, respectively, and all classes are $0.001 par value per share) is as follows:

	Issued and Outstanding as of
Class	September 30, 2025	December 31, 2024
Series A	$—	611
Series A (with redemption rights)	$—	35
Series A-1	$—	1,222
Series A-2	$—	2,647
Series A-3	$—	1,060
Series B	$—	27,612
	$—	33,187
6 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that we have determined are infrequent and unusual in terms of their magnitude.
7 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
8 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cash and Cash Equivalents
As of September 30, 2025, cash and cash equivalents balance was approximately $14.2 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents, along with projected cash flows, are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(107,082,017)	$(21,180,172)
Investing activities	(56,740,900)	(183,021)
Financing activities	153,951,608	50,332,341
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $107.1 million and was primarily due to a net loss and the funding of the settlement escrow offset by stock-based compensation and a increase in the settlement liability.
Net cash used in operating activities for the nine months ended September 30, 2024 was $21.2 million and was primarily due to a net loss and offset by the change in fair value of warrant liability and increases in settlement liability.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $56.7 million primarily due to the purchase and sale of investments.
Net cash used in investing activities for the nine months ended September 30, 2024 was $(0.18) million primarily due to an increase in the sale of investments offset by purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $154.0 million primarily due to a proceeds received from issuances of convertible stock and common stock in the initial public offering.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $50.33 million primarily due to a proceeds received from issuances of convertible stock.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation and amortization, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, stock-based compensation, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings that we have determined are infrequent and unusual in terms of their magnitude), other, net, and income tax expense.
Management believes that information about Adjusted EBITDA assists all users of our financial statements by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of our business and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Adjusted EBITDA is considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing our financial performance. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
JOBS Act Accounting Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies and we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act, as of September 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
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
We identified the following material weaknesses in our internal control over financing reporting:
•Lack of adequate policies and procedures to support the operation of our business processes and internal control framework, including monitoring activities. In addition, we have not documented risk assessment procedures to set suitable objectives, identify relevant business risks, assess fraud risk, and develop associated responses to those risks. This includes designing appropriate business process controls in each of the following business cycles: revenue (including evaluation of new and modified contracts for proper accounting), period-end reporting, procure to pay, asset management, treasury, payroll, equity and income tax.
•Evidence is not maintained to support the review and approval of the complete population of journal entries including maintaining appropriate segregation of duties.
•Evidence is not maintained to support that certain controls were appropriately designed and implemented to ensure timely reporting of complete and accurate financial information. Specifically, we lacked evidence over review of subledgers and account reconciliations to ensure timely detection of material misstatements in financial statement balances and the related footnote disclosures in each of the following business cycles: revenue, period-end reporting (including financial statement disclosures), procure to pay, asset management, and treasury.
•Management did not fully design, implement and monitor general information technology controls in the areas related to privileged access, provisioning, terminations, user access review, vulnerability assessment and backup recovery controls and segregation of duties for systems supporting substantially all of our internal control processes. These ineffective information technology controls contributed to (i) improper segregation of duties among certain business process controls and (ii) ineffective data validation of spreadsheets and system-generated reports.
As of September 30, 2025, the material weaknesses previously identified in our internal control over financial reporting continue to exist. The Company remains actively engaged in remediation efforts and is committed to strengthening its internal control environment.
During 2025, we have undertaken, and continue to undertake, several remediation measures designed to address these material weaknesses. These efforts include, among other actions, hiring additional accounting personnel with appropriate technical expertise, engaging qualified third-party advisors to assist with complex accounting and financial reporting matters, and enhancing documentation surrounding accounting policies, internal controls, and significant transactions.
We are also formalizing elements of our business processes, strengthening supervisory reviews and management oversight, and evaluating the ongoing effectiveness of our internal controls. Additional steps are being implemented to improve our financial reporting systems and to establish new or revised control procedures where necessary.
While these remediation activities are in progress, and management believes the measures being implemented will enhance our internal control framework, the material weaknesses have not yet been fully remediated as of September 30, 2025. The Company will continue to devote the necessary resources to complete these remediation efforts as expeditiously as possible.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time we are subject to a number of lawsuits, including claims relating to competition, intellectual property rights, alleged libel or defamation, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Except as set forth below, we are currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. For more information, see “Risk Factors – Risks Related to Legal and Regulatory Matters.”
On August 10, 2021, Dominion Voting Systems Corporation, Inc. or certain of its affiliates, an election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation in connection with our coverage of the 2020 Presidential election, seeking up to $1.6 billion in compensatory damages as well as punitive damages. On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27 million paid on August 15, 2025; (2) $20 million on or before January 15, 2026; and (3) $20 million on or before January 15, 2027.
In addition, on November 3, 2021, Smartmatic USA Corp. or certain of its affiliates, another election technology company, filed a complaint against Newsmax Media in the Superior Court of the State of Delaware for defamation, seeking compensatory, consequential and punitive damages to be determined at trial. Newsmax Media reached a settlement agreement with Smartmatic on September 26, 2024, pursuant to which all claims will be released by Smartmatic for consideration, including a cash amount of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of class B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Management believes the settlement with Smartmatic will, subject to the payment of all consideration in a timely manner, reduce then eliminate future legal expenses we would have expected to bear related to this suit, which could have included costly appellate legal actions and other matters. A stipulation of dismissal will be filed with the court. Refer to Note 12. Legal for details of the settlement.

ITEM 1A. RISK FACTORS
The following risks update the risk factors previously disclosed in our most recent Annual Report. Please refer to Part I, Item 1.A Risk Factors in our Annual Report for the year ended December 31, 2024 for other risks related to our business.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

NEWSMAX INC.

Date: November 13, 2025	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2025	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)