Form 10-K
period 2025-12-31
Newsmax Inc.
filed 2026-03-26
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class B Common Stock, par value $0.001 per share, held by non-affiliates was approximately $712.7 million, based upon the closing price of $15.13 per share as quoted on The New York Stock Exchange on that date.

As of March 19, 2026, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,899,158 shares of Class B common stock, par value $0.001 per share were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•Changes to Newsmax Media’s existing content and services could fail to attract traffic, viewers and advertisers or fail to generate revenue. The levels of our traffic and engagement with our brands and content are critical to Newsmax Media’s success.
•Damage to our brand or reputation could have a material adverse effect on our business, financial condition and results of operations. Likewise, adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could adversely affect the financial performance of those portions of the Company’s nutraceuticals business, Medix Select.
•The Company’s strategic investments in new businesses, products, services and technologies present many risks, and the Company may not realize the financial and strategic goals it had contemplated, which could adversely affect its business, financial condition and results of operations.
•Newsmax Broadcasting’s future growth depends in part on the acceptance and growth of over the top (“OTT”) advertising and OTT advertising platforms.
•If the rate of decline in the number of subscribers to traditional multichannel video programming distributors (“MVPD”) services increases or these subscribers shift to other services or bundles that do not include Newsmax TV, there may be a material negative effect on Newsmax Broadcasting’s affiliation revenues once established.
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
Risks Related to Intellectual Property
•The Company’s business may suffer if the Company cannot protect and defend its intellectual property.
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
•We may issue shares of preferred stock that would have a liquidation preference to our Common Stock, and other rights that holders of our Common Stock do not have.
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
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition, results of operations or cash flows.

4

NEWSMAX INC.
References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Newsmax,” the “Company” and similar terms all refer to Newsmax Inc., a Florida corporation and its Subsidiaries (as defined herein).
All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.

PART 1
ITEM 1. BUSINESS
Corporate History
Newsmax Inc. (the “Company”) is a holding company that owns 100% of the equity interests of its operating company Newsmax Media, Inc. (“Newsmax Media”). Newsmax Media and its other subsidiaries operate the businesses described herein.
Newsmax Media has six wholly-owned Florida limited liability company subsidiaries (the “Subsidiaries”): Newsmax Broadcasting, LLC (“Newsmax Broadcasting”), Newsmax Radio LLC (“Newsmax Radio”), Crown Atlantic Insurance, LLC (“Crown Atlantic”), Humanix Publishing, LLC (“Humanix Publishing”), Medix Select, LLC (“Medix Select”), and ROI Media Strategies, LLC (“ROI Media Strategies”).
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
On March 28, 2025, in accordance with the terms of the applicable Certificates of Designation, at our election all shares of our Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock automatically converted into shares of our then existing Class A Common Stock. All shares of Series B Preferred Stock automatically converted into shares of Class B Common Stock. (The conversion of all of the Company's Preferred Stock is referred to together as the “Conversion”). For details of the conversion terms, see “Description of Capital Stock” in our offering statement on Form 1-A filed with the SEC on March 19, 2025.
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
On March 28, 2025, we effectuated a forward stock split (the “Forward Stock Split”) of all of the outstanding shares of Newsmax Inc. at a ratio of 6,765.396:1 (the “Forward Stock Split Ratio”). As a result of the Forward Stock Split, our outstanding securities were proportionally increased based upon the Forward Stock Split Ratio and the exercise or conversion price of such securities (as applicable) were proportionally decreased based upon the Forward Stock Split Ratio. No fractional shares were issued as a result of the Forward Stock Split. Any fractional shares resulting from the Forward Stock Split were rounded to the nearest whole share. All share and per share amounts for all periods presented in this Annual Report have been retroactively adjusted to reflect the Forward Stock Split.

Private Placement
In June 2024, the Company launched an offering of its Series B Preferred Stock in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Private Placement”). The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206,660,000. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Digital Offering, LLC has a warrant to purchase 900 shares of Class B common stock at an exercise price of $5,000 per share.
Initial Public Offering and Listing
On February 27, 2025, the Company completed the sale of the remaining Series B Preferred Stock from the PPM raising approximately $87.0 million.
On March 24, 2025, a majority in interest of the shareholders of the Company approved the amending and restating of the Company's Articles of Incorporation, the recapitalization of the Company's capital stock, the appointment of directors, and the 2025 Omnibus Equity Incentive Plan. On March 28, 2025, the Company completed its initial public offering, resulting in total net proceeds of approximately $67.5 million.
On March 28, 2025 the Company also amended and restated its Articles of Incorporation to reclassify its authorized share capital to implement a dual class of securities. On March 31, 2025, the Company listed on The New York Stock Exchange under the ticker symbol “NMAX”.
Overview of the Business
Newsmax Inc. is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its website Newsmax.com and affiliated sites, its syndicated radio show and podcasts, social media accounts, and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media.
Newsmax Broadcasting content is carried by all major linear cable and satellite pay TV platforms, MVPDs for the Newsmax channel, and most OTT streaming platforms for its free, ad-supported television (“FAST”) channel Newsmax2, making Newsmax Media content available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Media’s channels and brands for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Media’s partners to provide cable television and digital news under the Newsmax Media brand to viewers in several European countries, including Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia and Albania.
During 2025, we executed new multi-year distribution agreements with Free TV in France, HOT in Israel, and PrimeTel in Cyprus, strengthening Newsmax’s presence across Western Europe and the eastern Mediterranean. The Company has also executed a brand license agreement to launch Newsmax Ukraine, a localized channel expected to go live in 2026. In the Caribbean and Latin America, Newsmax has entered into a distribution agreement with Supercanal in the Dominican Republic that includes live Spanish dubbing of Newsmax programming (Newsmax en Español), extending accessibility to Spanish-speaking audiences. Overall, the Newsmax brand is now available in more than 100 countries across five continents, with content distributed in multiple languages to broad international audiences.

Newsmax Media operates several business lines through its Subsidiaries, creating a synergistic effect on audience growth, revenues and customer acquisition. These business lines are grouped into two separate reportable segments that consist of Broadcasting and Digital:
Broadcasting - The broadcasting segment produces and licenses news, business news and lifestyle content for distribution primarily through MVPDs including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States. Its components are:
•Newsmax Broadcasting provides programming through three channels, Newsmax, Newsmax2, and World at War. Newsmax and World at War are linear cable channels available on pay TV services, and Newsmax2, is a free streaming channel. Both Newsmax and Newsmax2 offer 24/7 television news and informational programming channels which are distributed through both cable and digital streaming platforms. World at War offers 24/7 historical documentaries and movies that have a primary focus on the wars of the past 150 years and the people who fought them.
•Newsmax Radio provides widely available programming through a nationally syndicated radio show and a portfolio of podcasts distributed across major audio platforms. The lineup includes The Rob Carson Show, a daily syndicated talk program hosted by veteran talk radio personality and comedy writer Rob Carson, featuring political commentary and cultural discussion accessible via broadcast radio and digital podcast channels. In addition, the Company produces The Newsmax Daily with Tony Marino, a daily news brief highlighting top headlines and analysis; The Gerry Callahan Show, featuring sharp commentary and perspectives on current events; and Greg Kelly Reports, an audio version of the popular television program hosted by Greg Kelly. These programs expand Newsmax’s reach into audio audiences and support cross-platform engagement with viewers and listeners across broadcast, streaming, and digital media channels.
Digital - The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceutical and nonfiction books on political, financial and health-related topics. Its components are:
•Humanix Publishing is a print and e-book publishing house that publishes books in the areas of politics, health, personal finance, history, religion and current affairs. Under Newsmax ownership, Humanix Publishing has published approximately 100 titles, including a New York Times bestseller. The Company uses published books as free premiums when offering subscriptions to their publications, including Newsmax Magazine and their health and financial newsletters.
•Medix Select sells 22 nutraceutical products aimed at Newsmax Media’s core demographic of consumers and cross-sold through its health newsletters. These supplements have been certified as compliant with current good manufacturing practices by The Natural Products Association and are typically formulated by medical doctors who also write and edit Newsmax Media’s health newsletters. Newsmax Media retains all intellectual property rights to the supplement formulations. The natural supplements seek to help customers alleviate pain, reduce blood glucose, prevent heart disease, improve energy and mental acuity, and, in general, improve overall wellness. All Medix Select supplements are manufactured at third-party manufacturing facilities that are U.S. Food and Drug Administration (“FDA”) registered and meet current Good Manufacturing Practices standards. All Medix Select supplements are offered online and usually come with a recurring subscription program.
•Newsmax Media Digital Advertising handles all advertising and marketing offers and sales to third party companies and agencies. It sells placements for display and native website ads, email sponsorships in Newsmax News Alerts, sponsorships for SMS/text and push notification, print ads for our magazine, inserts for our newsletters, and all advertising for radio and podcast offerings.
•Humanix Publications publishes and manages Newsmax Media’s paid subscription business. It publishes Newsmax Magazine, five health newsletters including Health Radar, Dr. Crandall’s Heart & Health; The Blaylock Wellness Report; financial newsletters including The Dividend Machine, High Income Factor and Financial Intelligence Report, and Newsmax Platinum, our online publication. It has over 300,000 subscribers to our paid publications.

•ROI Media Strategies provides media buying and strategy services to third party companies and agencies, helping small companies to market their offerings across all channels of marketing, including email, broadcast, podcasts, digital, and print.
•Crown Atlantic Insurance is an insurance agency licensed in 50 states of the U.S. and the District of Columbia with an emphasis on life insurance and retirement solutions. The Company expects to use the firm for the purposes of marketing annuities, life insurance and other insurance offerings across their platforms.

Operating Segments
Newsmax Inc.'s business operations are conducted through two main operating segments, Broadcasting and Digital. In 2025 Broadcasting represented $153.3 million of total revenues and Digital represented $35.9 million of total revenues. Between the two operating segments, total revenue for Newsmax Media has grown from $41.8 million in 2020 to $189.3 million in 2025.
Broadcasting
The broadcasting segment of Newsmax Media’s business produces and licenses news, business news and lifestyle content for distribution through both MVPDs and free OTT streaming platforms. Newsmax Broadcasting creates, broadcasts and distributes content using a hybrid distribution strategy that also utilizes linear cable for pay TV services. Newsmax Broadcasting’s linear channel, Newsmax, is offered to cable television systems, direct broadcast satellite operators, telecommunication companies and internet television providers, primarily in the United States.
Newsmax Broadcasting also offers Newsmax2, a 24/7 FAST channel offering news and opinion shows across platforms, including Samsung, Vizio, LG, Xumo, Roku, Pluto, and others. Newsmax Broadcasting generates revenues from license fees paid by MVPDs for its linear Newsmax channel on a per subscriber basis and also derives revenues from advertising sales made for both its linear channel and for its FAST channel. According to Kagan, a media industry research and analytics service that provides data on television network economics, Fox News, CNN, CNBC, Fox Business and MS NOW have average monthly affiliate fees per subscriber equal to $2.67, $1.31, $0.66, $0.41 and $0.39, respectively. Given that Newsmax Media has audience numbers equal to or better than certain of these competitors, Newsmax Broadcasting sees the potential for revenue growth in this area.
Newsmax Broadcasting strives to produce high-quality television programming for distribution to build viewership and audience loyalty, increase television revenue through license fees and advertising revenue to sustain long-term growth within targeted demographic groups, predominantly viewers (and readers) who are 45 years of age or older, which is the largest demographic group in the nation, holding more than 70% of the nation’s disposable income. Newsmax Broadcasting’s strategy is to maximize the distribution, ratings and profit potential of its television programming. Newsmax Broadcasting seeks to extend its content distribution across all platforms, including linear cable, OTT and FAST channels, which provide promotional platforms for Newsmax Broadcasting’s television content and serve as additional outlets for advertising revenue. Newsmax Broadcastings’s goal is to reach its target audience wherever and whenever they are consuming content, as well as reaching new audiences, including broadband-only, “cord cutters” and “cord nevers.” Audience ratings and audience engagement are key drivers of advertising revenue and demand on the part of cable television operators, direct-to-home satellite operators, telecommunication service providers, and other content distributors who deliver Newsmax Broadcasting’s content to their viewers. Newsmax Broadcasting’s television advertisement sales have increased by 614% compared to 2021 ($14.6 million to $104.3 million).
In 2023, Newsmax Broadcasting launched its streaming service, Newsmax+, and, as of December 31, 2025, had over 263,000 viewers subscribed for the subscription service paying $49.99 or more per year. Newsmax+ offers subscribers the ability to watch the Newsmax, Newsmax2, and World of War channels at any time using apps found on their home TV, phone or tablet devices. The service also offers licensed and original documentaries, movies, series and news specials. The subscription price for Newsmax+ varies depending on whether a subscribed viewer chooses an annual or a monthly subscription.

Digital
The Newsmax Media digital platform includes Newsmax.com and affiliated websites, which together draw more than eight million unique monthly visitors, more than five million email opt-in subscribers, approximately seven million subscribers to its push mobile and SMS text messaging alerts, and upwards of 23 million social media followers on its social media platforms including Facebook (over 5.8 million), X (over 3.6 million), YouTube (approximately 2.5 million), Truth Social (over 5.8 million), Instagram (approximately 2.1 million), Rumble (approximately 1.3 million), Gettr (over 1,300,000), Threads (over 579,000), and TikTok (over 182,000). The Newsmax app has been downloaded over 20 million times.
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
Newsmax Digital’s websites and apps provide live and/or on-demand streaming of network-related programming to allow video subscribers of Newsmax Media’s participating distribution partners to view content via the Internet.
Competitive Strengths
We are a fast-growing national news network with expanding multi-platform distribution across linear, streaming and digital platforms.
Newsmax Media has developed a multi-platform presence that includes national cable distribution, FAST and OTT streaming, digital media and print publications. With strategic key talent acquisitions and an experienced management team, Newsmax Media continues to expand its audience and engagement across its programming offerings. Newsmax Broadcasting reaches over 58 million viewers across cable and streaming platforms, supported by digital and social channels, with continued expansion of distribution across traditional and streaming pay TV homes. The Newsmax cable news network has posted significant audience growth, year-over-year viewership gains in multiple dayparts and making Newsmax one of the more watched cable news networks in key demographics. In 2025, the Newsmax cable news network reached over 21 million viewers, according to Nielsen. Newsmax also has an exclusive television audience as Nielsen reports that approximately five million viewers watched Newsmax but never tuned into Fox News, and over two million viewers watched Newsmax but never tuned into Fox, CNN or MSNBC. The Newsmax channel is carried by major cable and satellite distributors in the U.S., including, but not limited to, DirecTV, Dish, Comcast/Xfinity, Charter/Spectrum and Verizon. Further, Newsmax’s OTT streaming channel, Newsmax2, reaches an estimated 17 million Americans regularly through its distributors, which includes major streaming platforms such as Roku, Samsung, Vizio, Xumo and Pluto. A survey conducted by YouGov/The Economist found that Newsmax was among the most trusted news brands in cable television.
We are well positioned expand distribution to reach new audiences across linear and virtual MVPD platforms.
Linear TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance, thereby enhancing the value of the Newsmax channel and Newsmax Media. While the audience for paid MVPDs is shrinking, Newsmax as an upstart channel continues to witness paid distribution growth while still having the potential for adding more subscribers. In 2025, the network added three additional major cable distributors , bringing the Newsmax channel’s distribution to over 58 million paid homes across the U.S.As other major cable competitors like CNN and Fox News see shrinking paid distribution footprints, Newsmax continues to grow while offering the potential for additional distribution growth.
We have an established brand as a significant player in FAST and OTT streaming.
Newsmax Broadcasting was an early player in the emerging FAST channel platforms. Newsmax Broadcasting originally offered its main Newsmax channel to such platforms for free, in exchange for a share of advertising revenue. We then transitioned our streaming approach by replacing the free simulcast of our cable channel on FAST platforms with the dedicated FAST channel Newsmax2 in alignment with MVPD license renewals. Newsmax2 was created as a 24/7 news channel providing news programming, documentaries and opinion programs. We also launched Newsmax+, its streaming service. Subscribers are offered annual subscriptions at $49.99 or monthly subscriptions at $4.99. The Newsmax+ service offers access to Newsmax, Newsmax2, program archives, news specials and documentaries.

We have developed extensive digital infrastructure to support continued audience acquisition and retention.
Newsmax Media's long-standing digital operations include proprietary websites, opt-in communication channels and a substantial social media audience that support audience acquisition and retention. For 25 years, Newsmax Media has invested heavily in its digital infrastructure, including its popular website, opt-in email database, SMS and app push notifications, customer and subscriber databases, and more than 23 million social media followers. Newsmax Media has a regular digital reach of over 17 million Americans per month. Newsmax Media uses these digital platforms to successfully drive audiences to its linear cable channels consisting of Newsmax and World at War, its smartphone app, Newsmax2 and its streaming service Newsmax+. At the same time, Newsmax Media has used its large television and social media audiences to continue to grow its digital properties and, in turn, their databases. Few cable and TV channels have the ability to directly message with their audiences like Newsmax Media, giving Newsmax Media a TV-digital ecosystem that constantly generates viewers and visitors while growing company revenues through advertising and subscriptions.

We have a diversified revenue business model, including multiple income streams beyond traditional cable carriage and advertising.
Newsmax Media has a revenue model utilizing multiple income streams. In addition to cable license fees and linear television advertising, Newsmax Media accrues revenues through OTT streaming advertising, subscriptions to its Newsmax+ service, subscriptions to its online and print publication, books published in print, audio and e-book formats, digital and web advertising, print advertising, podcasting and radio advertising revenue, and sales from its extensive line of nutraceuticals.
We have a clearly identified target demographic of subscribers with high disposable income and brand loyalty.
Newsmax Broadcasting has established itself as a leading cable network, with a consistent audience and subscribers with brand loyalty. With a target audience of viewers aged 45 and above, Newsmax Broadcasting’s content has resonated with this traditionally underserved audience. As Newsmax Broadcasting’s share of the cable news audience continues to grow, we have attracted an affluent audience with a higher than average household income, making us an attractive and valuable platform for advertisers.
We have an attractive financial profile with high revenue visibility and profitability and multiple levers for near-term growth.
Newsmax Media’s significant strategic investments in the broadcasting segment has fueled strong revenue growth and created potential for growth across traditional and digital platforms both domestically and internationally. In addition to the continued growth in linear cable television advertising, Newsmax TV has multiple revenue streams that it expects to continue to mature over the next several years. Growth in OTT and diversification of Newsmax Broadcasting’s content services will allow us to generate revenue both as a premium subscription-based service and as a FAST service on OTT platforms. Opportunities for international distribution also present additional potential to monetize the Newsmax TV service.
Goals and Strategies
Maintain and enhance leading position in news and other content production.
Newsmax Broadcasting has been a leader in digital news and with the continued growth of its television service, plans to continue to invest in talent acquisition and programming that we expect to raise the profile and visibility of Newsmax to a broader audience. With expanded content offerings, we plan to expand our reach and value to audiences through traditional platform and direct-to-consumer services.
Increase revenue growth through the continued delivery of premium content.
We will continue to focus on creating high-quality content delivered through diversified publishing platforms that offers value to its audience, advertisers and distribution partners. As a live linear content service, Newsmax Broadcasting seeks to offer a unique perspective and voice that resonates with audiences across those platforms and further develop a dedicated and loyal audience.

Expand television and digital distribution offerings, increasing complementary sources of revenues.
Newsmax Broadcasting’s key goals are to maximize its subscriber penetration on traditional cable platforms, growing its subscription base for Newsmax+, increasing audiences for its news channels, develop its footprint in international markets - all while creating additional revenue opportunities through advertising sales. We will also further develop our delivery strategies on emerging content and social platforms to increase interaction with our audience.
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
Newsmax Broadcasting’s primary competition comes from the cable networks FOX News, CNN, HLN, MSNBC and NewsNation. Newsmax Media also competes for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks. We also face competition online from Foxnews.com, CNN.com, Politico.com, WashingtonExaminer.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com and The Wall Street Journal Online, among others.
Newsmax Broadcasting’s programming also competes for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Newsmax Media’s success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of our audience, the perceived quality of the network and the content, the brand appeal of the network, ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Newsmax Broadcasting’s networks and digital products also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, streaming services, pay-per-view and VOD services, online activities and other forms of news, information and media entertainment.
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
Employees
As of December 31, 2025, the Company employed approximately 500 full-time employees. In the ordinary course of business and consistent with industry practice, the Company also employs freelance and temporary contract workers who provide important production and broadcast support services. The vast majority of the Company’s workforce is based in the United States. All of the Company’s employees are employed by Newsmax Media. Key human capital and talent management initiatives include:

Recruitment
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
Newsmax Media derives substantial revenues from the sale of advertising, and its ability to generate advertising revenues depends on a number of factors. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ spending priorities and the economy in general. In addition, pandemics, natural and other disasters, acts of terrorism, and political uncertainties or hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disrupted programming and services or reduced advertising spots due to preemptions.
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
The levels of our traffic and engagement with our brands and content are critical to Newsmax Media’s success.
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
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio, and print, and to advertising through digital and social media platforms. While Newsmax TV generates revenues from linear TV and distribution fees paid by MVPDs, the future growth of Newsmax Media's business may depend in part on the growth of OTT advertising and on advertisers increasing their spend on advertising on its network. Although traditional TV advertisers have showed growing interest in OTT advertising, Newsmax Media cannot be certain that their interest will continue to increase or that they will not revert to traditional TV advertising, especially if the Company’s customers no longer stream TV or significantly reduce the amount of TV they stream. If advertisers or their agency relationships do not perceive meaningful benefits of OTT advertising, the market may develop more slowly than Newsmax Media expects, which could adversely impact its operating results and materially impact a core segment of its business.
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
Concerns over global economic conditions, instability in the banking sector, stock market volatility, energy costs, geopolitical issues, inflation and U.S. Federal Reserve interest rate increases in response, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political and sociopolitical uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business. There was uncertainty during 2024 with potential economic downturns or recessions in parts of the United States and globally, which continued into 2025 and 2026 with global conflicts including conflicts between Russia-Ukraine, Israel-Hamas, and now the United States and Iran. Due to uncertainty in inflation, we may continue to see global, industry-wide supply chain disruptions and widespread shortages of labor, materials and services. We will also continue to monitor the impacts of inflation and commodity price volatility and the effects on our business, including to our customers and our partners.
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
Adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could adversely affect the financial performance of those portions of the Company’s nutraceuticals business, Medix Select.
Purchasing decisions made by consumers of our nutraceuticals may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the risks, efficacy, legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve Medix Select. Medix Select is highly dependent upon consumers’ perception of the safety and quality of products that contain Medix Select’s ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The nutraceuticals industry is highly competitive, and Medix Select’s failure to compete effectively could adversely affect its market share, financial condition, and future growth.
The industry of nutraceutical and wellness-related supplements and products we produce is highly competitive with respect to price, brand and product recognition and new product introductions. Several of Medix Select’s competitors are larger, more established and possess greater financial, personnel, distribution and other resources. Medix Select faces competition from large nationally known manufacturers, private label brands and many smaller manufacturers of dietary and nutrition supplements; and in the mass-market distribution channel from manufacturers, major private label manufacturers and others. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands. As such, the growth of Medix Selects’s current and planned products within the nutraceutical industry are highly competitive and uncertain. If Medix Select cannot compete effectively, Medix Select may not be profitable.
Any interruption to Medix Select’s distribution channels for its planned products or in its warehousing facilities could adversely affect its sales and results of operations.
Any interruption to Medix Select’s distribution channels for Medix Select’s products for any reason, such as disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, could adversely affect Medix Select’s sales and results of operations. Additionally, if there is any unexpected interruption to our warehousing facilities, for any reason, such as loss of certifications or licenses, as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, electrical outages, or other events, it could result in significant reductions to our sales and margins and could have a material adverse effect on our business, financial condition or results of operations.
The purchase of many of Medix Select’s nutraceutical products are discretionary and may be negatively impacted by adverse trends in the general economy and make it more difficult for Medix Select to generate revenues.
Medix Selects’s business is affected by general economic conditions since Medix Select’s current and planned products are discretionary and Medix Select depends, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on Medix Select’s current and planned products may be adversely affected by changes in general economic conditions. Medix Select’s operating results are impacted by the health of the North American economies. Medix Select’s business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility or recession. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.
Medix Select is subject to inherent risks relating to product liability and personal injury claims, its quality control processes may fail to detect issues in the ingredients used in its products and the Company’s product liability insurance may be insufficient to cover possible claims against us which would adversely affect operating results.
Medix Select sells nutraceuticals for human consumption or contact. These products involve risks such as contamination or spoilage, tampering, defects, and other adulteration. If the consumption or use of Medix Select’s products causes product damage, injury, illness, or death, we may be subject to liability, including class action lawsuits and other civil and governmental litigation. We are also subject to product liability claims involving products containing diacetyl and related chemicals. While Medix Select is covered by product liability insurance, the costs relating to any product liability claims could be substantial, and its insurance may not be sufficient to cover all losses related to any product liability claims. From time to time, we or Medix Select’s customers may withdraw or recall products in the event of contamination, product defects, or perceived quality problems. If Medix Select’s customers withdraw or recall products related to ingredients that we provide to them, as has occurred in the past, they may make claims against us.
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
The Company is subject to U.S. federal and state laws, as well as laws from other countries, relating to the collection, use, disclosure, and security of personal information. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, imposes broad obligations on businesses’ collection, use, handling, and disclosure of personal information of California residents and imposes fines for noncompliance. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential litigation efforts. In addition to California, other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Connecticut, Florida, Iowa, Indiana, Kentucky, Tennessee, Montana, New Hampshire, New Jersey, Oregon, Delaware, Utah, and Texas. We cannot yet determine the impact that these future laws and regulations may have on our business. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus.
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
The Company is subject to a variety of regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection. Further, the United States Congress, the Federal Communications Commission and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. For example, ongoing legislative and regulatory developments regarding the FCC's 39% national television ownership cap, including potential actions by Congress or the FCC to increase or eliminate this limit, may lead to further industry consolidation and a concentration of market reach among dominant broadcast groups that could erode our relative bargaining position in securing or maintaining favorable distribution terms. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition and results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new federal or state laws or regulations or changes in interpretations of federal or state law or in regulations imposed by the U.S. government could require changes in the operations or ownership of our business and have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of approximately $240.7 million, which may be utilized by us subject to certain limitations. If the NOLs are not utilized, the federal NOL carryforwards will expire in various amounts beginning in 2031. In 2006, the Company had a more than 50% ownership change and, therefore, is subject to Section 382 NOL limitation of the Internal Revenue Code of 1986, as amended (“IRC” or “Internal Revenue Code”). IRC Section 382 limits the Company’s utilization of its NOL to an annual amount after a more than 50% ownership change. It is anticipated that all NOLs subject to the IRC Section 382 limitations will be available to be utilized in future years.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to off set future taxable income.
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
Newsmax Media and its Subsidiaries may be, and in the past have been, subject to unfavorable litigation that could require it to pay significant amounts, lead to onerous operating procedures or have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40.0 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 15. Equity within the Notes to the consolidated financial statements for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The $40.0 million payable over time is recorded within settlement liability on the consolidated balance sheet. As of December 31, 2025 the outstanding balance was fully satisfied.

On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion, pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27.0 million was paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The settlement expense is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2025. The $40.0 million payable over time is recorded within settlement liability on the consolidated balance sheet, with an outstanding balance of $40.0 million as of December 31, 2025.

In 2023, a counterparty to a commercial agreement with Newsmax asserted various legal contractual and non-contractual claims against Newsmax, including breach of contract claims and claims that Newsmax violated certain federal and state laws. In March 2023, Newsmax and the counterparty entered into a settlement agreement to resolve these claims prior to the commencement of any litigation. In addition, the parties also entered into an amendment to their commercial agreement. As of December 31, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of $29.6 million remaining to be paid over time.
Management believes these settlements will, subject to the payment of all consideration in a timely manner, eliminate future legal expenses the Company would have expected to bear related to these suits, which could have included costly appellate legal actions and other matters.

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
Risks Related to our Securities
Investing in our securities is a highly speculative investment and could result in the loss of your entire investment.
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
Except for dividends paid to holders of shares of the Company’s preferred stock upon the conversion of preferred stock upon the completion of its Private Placement, Newsmax Inc. has never declared or paid cash dividends on its capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our securities in the foreseeable future.

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
As of March 19, 2026, the Chief Executive Officer of Newsmax Inc., Christopher Ruddy, holds 39,239,297 shares of Class A Common Stock. Each share of Class A Common Stock gives the holder ten votes per share. Each share of Class B Common Stock is entitled to one vote per share. Accordingly, Mr. Ruddy holds approximately 81.5% of the voting stock of the Company. Subject to fiduciary duties owed to Newsmax Inc.’s other owners or investors under Florida law, Mr. Ruddy may be able to exercise significant influence over matters requiring owner approval such as mergers, consolidations and sales of all or substantially all of Newsmax Inc.’s assets, including the election of directors or managers and approval of significant company transactions, and have significant control over Newsmax Inc.’s management and policies. Mr. Ruddy may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree. The concentration of ownership of Newsmax Inc.’s voting securities could delay or prevent a change in control of Newsmax Inc. or otherwise discourage a potential acquirer from attempting to obtain control of Newsmax Inc., which in turn could reduce the price potential investors are willing to pay for Newsmax Inc.
We cannot predict the effect our dual-class structure may have on the price of our securities.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our securities, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights (aggregated across all of its equity securities, including those that are not listed or trading) in the hands of public stockholders. Pursuant to the FTSE Russell, this 5% minimum voting rights requirement only applies to companies assigned a Developed market nationality within the FTSE Equity Country Classification scheme, and, based upon the FTSE Equity Country Classification Interim Announcement published on March 30, 2023, the United States is assigned a Developed market nationality within the FTSE. In addition, in July 2017, the S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices; however, in October 2022, the S&P Dow Jones announced that it was conducting a consultation with market participants on the multiple share class eligibility methodology requirement via a survey that closed on December 15, 2022. Subsequently, the S&P Dow Jones Indices announced that, effective as of April 17, 2023, companies with multiple share class structures will be considered eligible for the S&P Composite 1500 and its component indices, including the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, if they meet all other eligibility criteria. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices. Additionally, MSCI announced that the securities of companies exhibiting unequal voting structures will be eligible for addition to the MSCI ACWI IMI and other relevant indexes effective March 1, 2019. Currently, MSCI offers the MSCI World Voting Rights-Adjusted Index. This index specifically includes voting rights in the weighting criteria and construction methodology and aims to better align constituent weights with economic rights and voting power, while continuing to represent the performance of a broad opportunity set. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our securities. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices (including NYSE) will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class B Common Stock less attractive to other investors. As a result, the market price of our securities may be adversely affected.

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
The market price of our Class B Common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
We may issue additional shares of our Class B Common Stock in the future pursuant to current or future equity incentive plans, or in connection with current or future acquisitions or financings. If we were to raise capital in the future by selling shares of our Class B Common Stock, or securities that are convertible into our Class B Common Stock, or issuing shares of our Class B Common stock in a business acquisition, their issuance would have a dilutive effect on the percentage ownership of our stockholders and, depending on the prices at which such shares or convertible securities are sold or issued, on their investment in our Class B Common Stock and, therefore, could have an a material adverse effect on the market price of our Class B Common Stock.
Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
Our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, and Florida law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Amended and Restated Articles of Incorporation authorizes our board of directors to create and issue rights entitling our shareholders to purchase shares of our stock or other securities. The ability of our board of directors to establish the rights and issue substantial amounts of preferred stock without the need for shareholder approval may delay or deter a change in control of us.
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
Our Amended and Restated Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the courts located in Palm Beach County, Florida will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any shareholder to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or its directors, officers or employees arising pursuant to any provision of the Florida Business Corporation Act (“FBCA”) or the Amended and Restated Articles of Incorporation or the amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) or (iv) any action asserting a claim against the Company or its directors, officers or employees governed by the internal affairs doctrine. Notwithstanding the foregoing sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws, including the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Amended and Restated Articles of Incorporation described in the preceding sentences. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Amended and Restated Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
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
As a smaller reporting company and an emerging growth company, we are able to take advantage of certain exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we will be required to file with the SEC. We cannot predict if investors will find the Shares less attractive because we may rely on these exemptions. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares, and our share price may be lower or more volatile.
We are currently scaling our accounting and IT cybersecurity functions to align with the rigorous requirements of public reporting. This expansion involves the recruitment of additional personnel with specialized public company expertise and the continued investment of financial resources to ensure our disclosure and compliance infrastructure remains comprehensive.
As of December 31, 2025, we did not have the appropriate accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and IT personnel to ensure compliance with cybersecurity disclosure requirements imposed by the SEC. We may need to hire additional personnel and put in place protocols necessary to implement appropriate accounting policies, processes and controls, and privacy and cybersecurity policies, to address the anticipated change in the scale of our operations. However, we cannot assure you that the measures we have taken to date, and actions we plan to take in the future, will be sufficient to prevent or avoid potential future material weaknesses in our controls.
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
We have initiated operational efforts to remediate the material weaknesses described above and will continue these remediation until complete. We have initiated and started implementing several remediation measures including, but not limited to, hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist Newsmax Inc. with formalizing its business process, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of our internal controls. While our efforts are ongoing, we plan to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls. However, we cannot be certain that our efforts will successfully remediate our material weaknesses.
Due to continued material weakness remediation uncertainty, we may in the future not be able to complete our evaluation, testing and any required remediation in a timely fashion. During our evaluation and testing process, if Newsmax Inc. identifies one or more material weaknesses in its internal control over financial reporting, it may be unable to assert that its internal control over financial reporting is effective. Any failure to maintain internal control over financial reporting could severely inhibit Newsmax Inc.’s ability to accurately report our financial condition, results of operations or cash flows. If Newsmax Inc. is unable to conclude that its internal control over financial reporting is effective, it could lose investor confidence in the accuracy and completeness of its financial reports, the value of the Shares could decline, and it could be subject to sanctions or investigations by regulatory authorities. Failure to remediate any material weakness in Newsmax Inc.’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict Newsmax Inc.’s future access to the capital markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Governance Related to Cybersecurity Risks

Cybersecurity risk oversight is a priority for management and our board of directors. Management is responsible for the day-to-day management of cybersecurity risks we face, while our board of directors, as a whole and through committees, is responsible for the oversight of risk management. Our incident response process contemplates that management will notify the board of directors of a material cybersecurity incident.

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

We face a number of cybersecurity risks in connection with our business. Although we did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 2. PROPERTIES
Newsmax Inc. does not currently own any property. Newsmax Inc.’s principal executive offices are located at 750 Park of Commerce Drive, Suite 100, Boca Raton, Florida 33487. Newsmax Media leases approximately 50,000 square feet at its principal executive offices pursuant to a lease agreement dated August 28, 2013 between Newsmax Media and 750 Park of Commerce Drive LLC which expires on November 30, 2030.
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
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in three installments: (1) $27.0 million paid in August 2025; (2) $20.0 million paid in January 2026; and (3) $20.0 million on or before January 15, 2027.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our shares of Class A Common Stock, par value $0.001 per share, are not listed on any stock exchange nor traded on any public market. Our shares of Class B Common Stock, par value $0.001 per share, began trading on the New York Stock Exchange (the “NYSE”) under the symbol “NMAX” on March 31, 2025.
Each share of Class A Common Stock gives the holder ten votes per share. Each share of Class B Common Stock is entitled to one vote per share. The number of shareholders of record of our shares of Class A Common Stock and Class B Common Stock was 1 and 14,732, respectively, on March 19, 2026.
Payment of Dividends
Except for dividends paid to holders of shares of the Company’s preferred stock upon the conversion of preferred stock upon the completion of its Private Placement, Newsmax Inc. has never declared or paid cash dividends on its capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our securities in the foreseeable future.
Unregistered Sales of Equity Securities; Use of Proceeds from Registered Offerings
Private Placement

In June 2024, the Company launched an offering of its Series B Preferred Stock in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Private Placement”). The initial offering was for up to 30,000 shares of Series B Preferred Stock at $5,000 per share for a base offering amount of $150,000,000, with the option to expand up to 45,000 shares of Series B Preferred Stock for an offering amount of $225,000,000. The Company completed the Private Placement on February 27, 2025, having sold 45,000 shares of its Series B Preferred Stock, resulting in net proceeds to the Company of approximately $206,660,000. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Digital Offering, LLC has a warrant to purchase 900 shares of Class B common stock at an exercise price of $5,000 per share.

Regulation A Offering

On February 7, 2025, the Company filed an offering statement on Form 1-A (as amended, the “Offering Statement”, File #024-12567) with the Securities & Exchange Commission (the “SEC”) for the sale of up to 7,500,000 shares of Class B Common Stock at $10.00 per share (the “Reg A IPO”). The Offering Statement was declared qualified by the SEC on March 7, 2025. The Company completed the Reg A IPO on March 28, 2025, having sold 7,500,000 shares of its Class B Common Stock, resulting in net proceeds to the Company of $67,469,857. Digital Offering, LLC (“Digital Offering”) acted as lead selling agent in the Reg A IPO. The Company paid a cash commission of 6.265% to Digital Offering on sales of its Class B Common Stock in the Reg A IPO.

Use of Proceeds from Regulation A Offering

The Company intends to continue to use the net proceeds from the Reg A IPO for its own general and corporate expenses. The Company may, in its sole discretion, make capital contributions to Newsmax Media from time to time to fund working capital needs and business initiatives. Such working capital needs may include costs related to talent and programming, marketing, distribution and digital expansion. In the ordinary course of business, Newsmax Media expects to evaluate the acquisition of, investment in or in-license of complementary products, technologies or businesses, and could use a portion of the net proceeds from the Reg A IPO for such activities; however, Newsmax Media currently does not have any agreements, arrangements, or commitments with respect to any potential acquisition, investment or license.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Newsmax Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements are referred to as the “Financial Statements” herein.
Overview of the Company's Business
Founded in 1998 as a digital media brand, Newsmax Inc. entered the cable news market in 2014. Since then, the network has had an astonishing rise, climbing into the top tier of cable channels, and is now the fourth highest-rated cable news channel in the United States, just behind CNN. We have developed a significant audience, reaching over 58 million Americans each month through its television broadcasts and multi-platform content, and has demonstrated remarkable growth. As of December 31, 2025 revenues are up 353% since 2019. In June 2024, a Reuters global survey of media found Newsmax Inc. was one of the nation’s “top news brands,” identifying the network as one of only 12 major media outlets Americans are turning to regularly. For the second year in a row, Newsmax was voted the "most trusted" cable news outlet in the nation by attendees at the 2025 Conservative Political Action Conference.
Newsmax Inc. is a holding company that owns 100% of the equity interests of its operating company Newsmax Media, Inc. and the other Subsidiaries operate the businesses described in this Annual Report, and none of those businesses are operated by Newsmax Inc.
Newsmax Inc. is a television broadcaster and multi-platform content publisher that produces original news and editorial content for consumers through various media outlets, including through its TV news channels, digital and print publications, its popular website Newsmax.com and affiliated sites, its syndicated radio show and podcasts, social media accounts and other platforms in order to sell advertising to third-party marketers as well as offering paid subscriptions to more than a dozen digital and print products sold by Newsmax Media. Newsmax Broadcasting content, notably its Newsmax channel, is carried by all major linear cable and satellite pay TV platforms, or MVPDs. Newsmax Broadcasting also airs its World at War military documentary channel on several MVPDs. Newsmax2, Newsmax Broadcasting's free streaming and FAST channel is carried on almost all top OTT streaming platforms. Newsmax Broadcasting's TV content is now available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Broadcasting’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements currently in place have allowed Newsmax Broadcasting’s partners to provide cable television and digital news under the Newsmax brand to viewers in several European countries, including Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia, Albania, Hungary, Poland, Bulgaria, Slovakia, Romania, and the Czech Republic.
Newsmax Inc. operates several business lines through its subsidiaries and divisions, creating a synergistic effect on audience growth, revenues and customer acquisition. These business lines are grouped into two separate reportable segments which consist of Broadcasting and Digital:
Broadcasting - The broadcast segment of our business produces and licenses news, business news and lifestyle content for distribution primarily through multichannel video programming distributors (“MVPDs”) including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States, generating revenue through (1) placement of advertisements on our broadcast content, (2) subscriptions to our broadcast content, and (3) affiliate fees from the MVPDs. The components of Broadcasting are as follows:

•Newsmax Broadcasting provides programming through three channels, Newsmax, Newsmax2, and World at War. Newsmax and World at War are linear cable channels available on pay TV services, and Newsmax2, is a free streaming channel. Both Newsmax and Newsmax2 offer 24/7 television news and informational programming channels which are distributed through both cable and digital streaming platforms. World at War offers 24/7 historical documentaries and movies that have a primary focus on the wars of the past 150 years and the people who fought them.
•Newsmax Radio provides programming through a syndicated "Rob Carson Show" as well as widely-available podcasts. These podcasts include “The Newsmax Daily with Tony Marino,” a talk show with radio personality Gerry Callahan and “Greg Kelly Reports” with its TV host Greg Kelly.

Digital - The digital segment generates revenues through (1) online advertising, including online display, email advertising, other online placements and print advertisements, (2) subscriptions, including our collection of specialized health and financial newsletters, Newsmax Magazine and four online membership programs, and (3) e-commerce, primarily through our subsidiaries that sell nutraceuticals and nonfiction books on political, financial and health-related topics. The components of Digital are as follows:
•Humanix Publishing is a print and e-book publishing house that publishes books in the areas of politics, health, personal finance, history, religion and current affairs. Under Newsmax ownership, Humanix Publishing has published approximately 100 titles, including seven New York Times bestsellers. We use our published books as free premiums when offering subscriptions to their publications, including Newsmax Magazine and our health and financial newsletters.
•Medix Select offers and sells 22 nutraceutical products. Medix Select’s products are aimed at Newsmax Media’s core demographic of consumers and cross-sold through Newsmax Media’s health newsletters. These supplements have been certified as compliant with current Good Manufacturing Practices by The Natural Products Association and are typically formulated by medical doctors who also write and edit Newsmax Media’s health newsletters. Newsmax Media retains all intellectual property rights to the supplement formulations created for Medix Select. The natural supplements seek to help customers alleviate pain, reduce blood glucose, prevent heart disease, improve energy and mental acuity, and, in general, improve overall wellness. All Medix Select supplements are manufactured at third-party manufacturing facilities that are FDA registered and meet current Good Manufacturing Practices standards. All Medix Select supplements are offered online and are usually purchased as part of a recurring subscription program.
•Newsmax Media Digital Advertising handles advertising and marketing offers and sales to third party companies and agencies associated with our digital segment. Newsmax Digital Advertising sells placements for display and native website ads, email sponsorships in Newsmax News Alerts, sponsorships for SMS/text and push notification, print ads for our Newsmax Magazine, inserts for our newsletters, and podcast offerings.
•Newsmax Publications publishes and manages Newsmax Media’s paid subscription business with over 300,000 subscribers. This division currently publishes Newsmax Magazine, five health newsletters including Health Radar, Dr. Crandall’s Heart & Health; The Blaylock Wellness Report; financial newsletters including The Dividend Machine, High Income Factor and Financial Intelligence Report, and Newsmax Platinum, our online publication.
•ROI Media Strategies provides media buying and strategy services to third party companies and agencies, helping companies to market their offerings across all channels of marketing, including email, broadcast, podcasts, digital, and print.
•Crown Atlantic Insurance is an insurance agency licensed in 50 states of the U.S. and the District of Columbia with an emphasis on life insurance and retirement solutions. Newsmax Media’s subsidiaries use Crown Atlantic Insurance for the purposes of marketing annuities, life insurance and other insurance offerings across their platforms. The Company is not currently marketing such products but expects to in the near future.

Growth Strategies and Outlook
Maintain and enhance leading position in news and other content production.
Newsmax Media has been a leader in digital news and with the continued growth of its television service, plans to continue to invest in online content and offerings. Additionally, Newsmax Broadcastings plans additional talent acquisition and programming efforts that we expect will raise the profile and visibility of the Newsmax brand and its affiliates to a broader audience. With expanded content offerings, Newsmax Media plans to expand its reach and value to audiences through traditional platform and direct-to-consumer services.
Increase revenue growth through the continued delivery of premium content.
Newsmax Media will continue to focus on creating high-quality content delivered through diversified publishing platforms that offers value to its audience, advertisers and distribution partners. As a live linear content on cable, the Newsmax channel continues to offer a unique perspective and voice that resonates with audiences across those platforms and further develop a dedicated and loyal audience.
Expand television and digital distribution offerings, increasing complementary sources of revenues.
Newsmax Broadcasting’s key goals are to maximize its subscriber penetration on traditional cable platforms, growing its subscription base for Newsmax+, while increasing audiences for its news channels, Newsmax, Newsmax2 and World at War, develop its footprint in international markets - all while creating additional revenue opportunities through advertising sales. Newsmax Media and Newsmax Broadcasting will also further develop its delivery strategies on emerging content and social platforms to increase interaction with its audience.
Newsmax, as a relatively new network, has potential for additional distribution growth, and growth of its advertising and affiliate fee revenue, which was a new revenue stream that began in 2024. Linear Pay-TV is primarily driven by live sports, news and events, and as media companies continue to focus on expanding their streaming service offerings, news consumption has risen in importance.
Trends and Other Factors Impacting Our Performance
Our broadcast segment derives the majority of its revenues from advertising. For the year ended December 31, 2025, we generated revenues of approximately $189.3 million, of which 63.6% was generated from advertising in the broadcast and digital segments, 16.2% was generated from affiliate fee revenue, 14.5% was generated from subscriptions for publications including Newsmax+ and 5.7% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
For the year ended December 31, 2024, we generated revenues of $171.0 million, of which 63.8% was generated from advertising in the broadcast and digital segments, 15.6% was generated from affiliate fee revenue, 15.7% was generated from subscriptions for publications including Newsmax+ and 4.9% was generated from other lines of business which are primarily e-commerce sales of nutraceuticals, books and licensing fees.
The cable network programming and television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content. Consumer preferences have evolved toward lower cost alternatives, including direct-to-consumer offerings. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to MVPD services, and these declines are expected to continue and possibly accelerate in the future. Still, Newsmax sees its valuable live news content as a key driver in the Pay-TV ecosystem, which we expect will remain profitable for the foreseeable future.
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

We operate in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), our ability to manage our businesses effectively, and its relative strength and leverage in the industry. For more information, see “Risk Factors.”

Components of our Results of Operations
Advertising Revenue
Advertising revenue is derived from the sale of advertising on our cable television, email database, in our magazine and related publications, or on our website. Revenue related to the sale of advertising in the broadcasting segment is recognized at the time of broadcast. Revenue related to our digital segment is recognized when display or other digital advertisement records are placed on various digital media. Revenue related to our magazine and related publications is recognized when the ad is displayed in the printed document. Each advertisement is determined to be a distinct performance obligation that is satisfied at the point in time when such advertisements are published/aired. We record revenue from contracts that are entered into between us and our customers, primarily advertising agencies and direct advertisers, at the amount charged for the services. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.
We also enter into agreements with over-the-top distribution platforms to distribute our news channel. Pursuant to our distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over time under the series guidance. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. We bill OTT customers monthly over the life of the contract. We have an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date.
Affiliate Fee Revenue
We generate affiliate fee revenue from agreements with MVPDs for cable network. Affiliate fee revenue is recognized as we continuously make the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the number of subscribers each period. Affiliate contracts are generally multi-year contracts billed monthly.
Subscription Revenue
We sell magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the subscription, normally one (1) to five (5) years. Payments for subscriptions received in advance of the publication are recorded as deferred revenue and recognized as revenue over the contract term, as this best represents the transfer of control of the services to the consumer. We record taxes collected from customers and remits to governmental authorities on a net basis.
Newsmax+ is a subscription service that provides our broadcast content directly to consumers either on a monthly or annual basis. Monthly subscriptions are recognized as revenue in the month it was earned. Annual subscriptions are initially recorded as deferred revenue when payment is received and recognized as revenue ratably on a monthly basis over the term of the contract.
Product Sales
Product sales are derived from the sales of books, audio and video, dietary supplements, television production and distribution, and other items advertised on our website. Supplement, books, media and other product sales are recognized at the point in time control transfers to the customer, which is when the product is shipped. An estimate for allowances is determined for returns and refunds at the point in time when revenue is recognized. We record taxes collected from customers and remits to governmental authorities on a net basis.

As a practical expedient, we recognize any incremental costs of obtaining contracts as expense as the amortization period is considered to be a year or less. Also as a practical expedient, we account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
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
General and Administrative expenses
General and administrative expense consists of compensation-related expenses for corporate employees. Also, it consists of expenses for advertising, facilities, professional services fees, insurance costs, legal fees, other public company costs, corporate costs, other corporate matters consisting principally of litigation and settlements, and other general overhead costs.
Litigation and Settlements
From time to time, we are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) filed during 2023. These expenses are recorded as part of general and administrative expenses in our consolidated statement of operations.
On September 26, 2024, we entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. We agreed to pay a settlement of approximately $40.0 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Digital Offering, LLC has a warrant to purchase 900 shares of Class B common stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, was included in other corporate matters in the consolidated statements of operations and comprehensive (loss) for the year ended December 31, 2024. The $40.0 million payable over time was recorded within settlement liability on the consolidated balance sheet as of December 31, 2024. As of December 31, 2025 the outstanding balance was fully satisfied.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27.0 million was paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The settlement expense is included in other corporate matters in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The $40.0 million payable over time is recorded within settlement liability on the consolidated balance sheet at December 31, 2025. As of March 26, 2026 the outstanding balance of the settlement is $20 million.

Results of Operations
Year ended December 31, 2025 versus December 31, 2024
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following table sets forth our results of operations data for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	Year ended December 31,
	2025	2024	$ Change	% Change
Revenues
Service Revenues
Advertising	$120,285,447	$109,128,471	$11,156,976	10.2%
Affiliate fee	30,645,767	26,661,701	3,984,066	14.9%
Subscription	27,517,112	26,907,098	610,014	2.3%
Other	3,553,256	2,308,856	1,244,400	53.9%
Product Sales	7,253,340	6,010,328	1,243,012	20.7%
Total revenues	189,254,922	171,016,454	18,238,467	10.7%
Cost of revenues	114,832,548	93,021,281	21,811,267	23.4%
Gross profit	74,422,374	77,995,173	(3,572,800)	(4.6)%
General & administrative	174,276,942	147,803,414	26,473,528	17.9%
Other (expense) income, net	359,450	(2,363,688)	2,723,138	115.2%
Loss before income tax expense	(99,495,119)	(72,171,929)	(27,323,189)	(37.9)%
Income tax expense	—	—	—	—%
Net loss	$(99,495,119)	$(72,171,929)	$(27,323,189)	(37.9)%
Revenues
Revenues increased by approximately $18.2 million, or 10.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Advertising revenue increased by approximately $11.2 million as a result of higher linear cable and satellite advertising from higher Nielsen ratings in key dayparts offset by reductions in digital advertising driven by coming out of a political voting year. Affiliate fee revenues increased by approximately $4.0 million due to new contractual relationships as well as rate increases for renewals. Subscription revenue increased by approximately $0.6 million with increases to Newsmax+ offset by reductions in publication subscriptions due to decreased new customer acquisition. Other revenue increased by approximately $1.2 million primarily driven by new international license deals. Product Sales increased by approximately $1.2 million as compared to prior year primarily driven by several books including Pagan Threat and Be Smart Pay Zero Taxes.
Cost of Revenues
Cost of revenues increased by approximately $21.8 million, or 23.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Payroll and production-related expenses increased by $13.5 million, primarily reflecting strategic investments in headcount, programming and production capabilities to support the ongoing expansion and enhancement of our content offering. Other activity includes stock-based compensation expense of $7.0 million, transmission expense of $1.5 million and remote shoots of $1.0 million offset by a decrease in distribution costs of $1.2 million.
Gross Profit
Gross profit decreased by approximately $3.6 million, or 4.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross profit as a percent of revenues decreased to 39.3% for the year ended December 31, 2025 from 45.6% for the year ended December 31, 2024. Gross profit decreased mainly due to an increase in cost of sales related to production head count and stock-based compensation.

General and Administrative Expense
General and administrative expense increased by approximately $26.5 million or 17.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by increases in legal settlement expense along with increased marketing costs, travel expense related to news coverage, stock-based compensation, and professional and legal services around becoming a public company.
Other (Expense) Income, Net
Other (expense) income net decreased by approximately $2.7 million, or 115.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to increases in income items interest and dividend income as well as increases in unrealized gains on marketable securities offset by non-cash mark to market adjustments for the derivative and warrant liabilities.
Segment Analysis
The following tables set forth our Revenues and Segment Adjusted EBITDA for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	2025	2024	$ Change	% Change
Revenues
Broadcasting	$153,338,799	$130,708,404	$22,630,395	17.3%
Digital	35,916,122	40,308,050	(4,391,928)	(10.9)%
Total revenues	$189,254,921	$171,016,454	$18,238,466	10.7%

	2025	2024	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$10,739,437	$19,726,103	$(8,986,666)	(45.6)%
Digital	(17,235,837)	(9,478,015)	(7,757,822)	(81.9)%
Adjusted EBITDA	$(6,496,400)	$10,248,088	$(16,744,487)	(163.4)%

Broadcasting

	2025	2024	$ Change	% Change
Revenues
Advertising	$104,279,886	$89,379,946	$14,899,940	16.7%
Affiliate fee	30,645,767	26,661,701	3,984,066	14.9%
Subscription	14,860,104	12,358,641	2,501,463	20.2%
Other	3,553,042	2,308,116	1,244,926	53.9%
Total revenues	153,338,799	130,708,404	22,630,395	17.3%
Cost of revenues	86,467,319	71,000,230	15,467,089	21.8%
Gross profit	66,871,480	59,708,174	7,163,306	12.0%
General & administrative	56,132,043	39,982,071	16,149,972	40.4%
Segment Adjusted EBITDA	$10,739,437	$19,726,103	$(8,986,666)	(45.6)%

Broadcast Revenues, from our key segment for the Company, increased by $22.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in advertising revenue of approximately $14.9 million due to higher ratings in key dayparts and pricing and expanded reach from new affiliate agreements, affiliate fee revenue of approximately $4.0 million which is attributed to new contractual relationships starting later in 2024 as well as rate increases for 2025 and due to subscription revenue of approximately $2.5 million from Newsmax+.
Broadcast Segment Adjusted EBITDA decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a increases cost of revenues and G&A expense related to increased headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 of FAST channels. Additional increases consisted of marketing for TV, audit, consulting and legal fees associated with becoming a public company and costs associated with coverage of the funeral for Pope Francis and the papal conclave for the election of Pope Leo XIV and the death of Charlie Kirk. These expense increases were offset by reductions in distribution and carriage costs, fulfillment costs and bank fees.
Digital

	2025	2024	$ Change	% Change
Revenues
Advertising	$16,005,560	$19,748,525	$(3,742,965)	(19.0)%
Subscription	12,657,008	14,548,457	(1,891,449)	(13.0)%
Product sales	7,253,340	6,010,329	1,243,011	20.7%
Other	214	739	(525)	(71.0)%
Total revenues	35,916,122	40,308,050	(4,391,928)	(10.9)%
Cost of revenues	21,347,866	22,021,051	(673,185)	(3.1)%
Gross profit	14,568,256	18,286,999	(3,718,743)	(20.3)%
General & administrative	31,804,093	27,765,014	4,039,079	14.5%
Segment Adjusted EBITDA	$(17,235,837)	$(9,478,015)	$(7,757,822)	(81.9)%

Digital Revenues decreased by $4.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to decreases in advertising revenue of approximately $3.7 million and subscription revenue of approximately $1.9 million offset by increases in product sales of approximately $1.2 million. Such decreases are not unusual in the year after a U.S. presidential election.
Digital Segment Adjusted EBITDA decreased for the year ended December 31, 2025, as compared to year ended December 31, 2024, due to additional headcount and increased audit expenses related to capital raise.

Year ended December 31, 2025 versus year ended December 31, 2024
The following table reconciles Net loss to Adjusted EBITDA for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	2025	2024
Net loss	$(99,495,119)	$(72,171,929)
Add
Depreciation	2,789,875	3,115,635
Interest, net	(7,015,564)	(488,962)
Unrealized (gain) loss on marketable securities	(1,594,221)	290,081
Stock-based compensation	11,955,881	—
Other corporate matters (1)	78,612,413	76,940,693
Other, net (2)	8,250,335	2,562,569
Income tax expense	—	—
Adjusted EBITDA	$(6,496,400)	$10,248,087
Please see the section titled “Non-GAAP Financial Measures” for a reconciliation of Net loss to Adjusted EBITDA and an explanation of why we consider Adjusted EBITDA to be a helpful measure for investors.

(1) For the years ended December 31, 2025 and 2024, primarily relates to the settlement of two lawsuits. See Footnote 12 - Legal in the notes to the consolidated financial statements for additional background on these legal matters.
(2) For the year ended December 31, 2025, Other, net primarily consisted of the final fair market adjustments of the warrant liability and derivative liability totaling $1.8 million and $6.1 million, respectively.

Liquidity and Capital Resources
We had approximately $20.4 million of cash and cash equivalents and $110.9 million in investments as of December 31, 2025. Our primary sources of liquidity during the year ended December 31, 2025 include cash on hand and cash generated from financing activities mainly due to receiving proceeds from issuance of convertible preferred stock and issuance of common stock during our March 2025 IPO.
On September 26, 2024, we entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. We agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 of Series B preferred stock at an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with our March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 12. Legal for details of the settlement. As of the date hereof, we have made all payments required under the settlement agreement.

On August, 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next two fiscal years. The payments will be made in three installments: (1) $27.0 million was paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027.

In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of December 31, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $29.6 million remaining to be paid over time until 2029.

In addition to settlement-related obligations, the Company has material operating and finance lease commitments for office and studio space in Florida, New York and Washington, D.C. As of December 31, 2025, the Company’s total undiscounted future minimum lease payments were approximately $10.4 million, including $4.5 million due in 2026, $1.8 million due in 2027, $1.5 million due in 2028, $1.3 million due in 2029 and $1.2 million due in 2030, as further described in Note 6 – Leases to the Consolidated Financial Statements. The Company expects to fund these lease obligations through cash on hand and cash generated from operations.

We completed the Private Placement on February 27, 2025, having sold 45,000 shares of our Series B Preferred Stock, resulting in total net proceeds to us of $206.6 million, consisting of $80.7 million and $125.8 million received during the years ended December 31, 2025 and 2024, respectively.

We completed our Initial Public Offering on March 28, 2025 resulting in net proceeds of $66.4 million.

The principal uses of cash that affect our liquidity position include the following: operational expenditures including production cost, marketing and promotional expenses, expenses related to broadcasting our programming, employee and facility costs, capital expenditures, and legal fees and settlements. We believe these sources of liquidity are sufficient to meet our business operating requirements and its capital expenditures for the next 12 months.

Convertible Preferred Stock
Prior to the March 28, 2025 initial public offering, we had outstanding Convertible and Redeemable Preferred Stock, which all converted in connection with the initial public offering. The conversion included accumulated dividends on the Redeemable Preferred Stock except for those shares held by two preferred stockholders who elected to receive their accumulated dividends in cash on the initial public offering date. As of December 31, 2025, we do not have Convertible and Redeemable Preferred Stock outstanding.
Cash and Cash Equivalents
As of December 31, 2025, cash and cash equivalents balance was approximately $20.4 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less. The existing cash and cash equivalents, along with projected cash flows, are sufficient to fund our liquidity needs for the next 12 months. At this time, we do not anticipate the need to raise additional capital.
The following table shows cash flows from operating activities, investing activities and financing activities for:

	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(104,454,878)	$(48,687,432)
Investing activities	(53,123,819)	(58,428,592)
Financing activities	153,958,832	125,131,700
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $104.5 million and was primarily driven by the $40.0 million funding of the of the settlement escrow, settlement-related payments and higher operating expenses, partially offset by favorable changes in working capital.
Net cash used in operating activities for the year ended December 31, 2024 was $48.7 million and was primarily driven by higher operating expenses, partially offset by favorable changes in working capital.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $53.1 million primarily due to an increase in the purchase of investments offset by proceeds from the sale and maturity of investments.
Net cash used in investing activities for the year ended December 31, 2024 was $58.4 million primarily due to an increase in the purchase of investments.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $154.0 million primarily due to proceeds received from issuance of convertible stock and common stock in the initial public offering and the Reg D financing.

Net cash provided by financing activities for the year ended December 31, 2024 was $125.1 million primarily due to a proceeds received from issuance of convertible stock.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measure is useful in evaluating our operating performance.
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation and amortization, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings and settlements that we have determined are not representative of the Company's core operating performance), other, net, and income tax expense.
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
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. In addition, management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K includes a report of management’s assessment regarding the effectiveness of our internal control over financial reporting; however our independent registered public accounting firm has not issued an attestation report of the effectiveness of our internal control over financial reporting. Since we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Internal Control over Financial Reporting
Because of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Management's Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company remains actively engaged in remediation efforts and is committed to strengthening its corporate governance and internal control environment. However, each material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.
We have undertaken, and continue to undertake, several remediation measures designed to remediate these material weaknesses. These efforts include, among other actions, hiring additional accounting personnel with appropriate technical expertise, engaging qualified third-party advisors to assist with complex accounting and financial reporting matters, and enhancing documentation surrounding accounting policies, internal controls, and significant transactions.
We are also formalizing elements of our business processes, enhancing management oversight, and evaluating the ongoing effectiveness of our internal controls. Additional steps are being implemented to improve our financial reporting systems and to establish new or revised control procedures where necessary. The Company will continue to invest in the necessary resources to complete these remediation efforts as expeditiously as possible.
Limitations on Effectiveness of Controls and Procedures
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We do not expect that our disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 (the "2026 Proxy Statement") in connection with our 2026 Annual General Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2026 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2026 Proxy Statement under the captions “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance – Director Independence” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2026 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated in this Annual Report on Form 10-K by reference.

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
10.14
Standby Equity Purchase Agreement, dated April 4, 2025, by and between Newsmax Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2025)

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (Incorporated by reference to Exhibit 99.1 to the Company's Offering Statement on Form 1-A filed on March 6, 2025).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2026.

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

Signature	Title	Date

/s/ Christopher Ruddy	Chief Executive Officer and Director	March 26, 2026
Christopher Ruddy	(Principal Executive Officer)

/s/ Darryle Burnham	Chief Financial Officer	March 26, 2026
Darryle Burnham	(Principal Financial and Accounting Officer)

/s/ Nancy G. Brinker,	Director	March 26, 2026
Nancy G. Brinker,

/s/ Christopher N. Cox	Director	March 26, 2026
Christopher N. Cox

/s/ R. Alexander Acosta	Director	March 26, 2026
R. Alexander Acosta

/s/ David Gandler	Director	March 26, 2026
David Gandler

/s/ David A.R. Evans	Director	March 26, 2026
David A.R. Evans

/s/ Paula J. Dobriansky	Director	March 26, 2026
Paula J. Dobriansky

Newsmax Inc.
Index to Audited Financial Statements for the Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Newsmax Inc.
Boca Raton, Florida
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Newsmax Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible and redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Miami, Florida
March 26, 2026

NEWSMAX INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$20,433,021	$24,052,887
Funds held in escrow	20,000,000	-
Investments	110,895,693	58,310,955
Accounts receivable, net	33,414,435	28,265,721
Inventories, net	2,027,168	1,792,697
Prepaid expenses and other current assets	8,690,490	8,925,294
Total current assets	195,460,807	121,347,554

Property and equipment, net	6,264,885	6,225,617
Right-of-use assets - operating leases	8,823,716	7,191,606
Other assets	8,711,807	10,698,660
Security deposits	581,863	609,426
Funds held in escrow	20,000,000	-
Total assets	$239,843,078	$146,072,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,770,777	$14,670,846
Accrued expenses	11,837,167	9,882,720
Accrued payroll	2,826,595	2,220,872
Accrued distribution	231,187	1,068,366
Deferred revenue	12,599,119	13,652,699
Operating lease liability	3,938,001	3,894,102
Finance lease liability	124,970	199,237
Settlement liability	26,487,028	29,099,265
Share repurchase liability	6,461,320	-
Warrant liability	-	6,499,821
Derivative liability	-	41,459,418
Total current liabilities	81,276,164	122,647,346

Long-term liabilities
Deferred revenue - non-current	3,148,945	2,835,218
Operating lease liability - non-current	5,287,134	4,049,256
Finance lease liability - non-current	4,961	129,930
Other long-term liabilities	925,000	-
Settlement liability - non-current	43,152,322	25,477,941
Total liabilities	$133,794,526	$155,139,691
The accompanying notes are an integral part of these consolidated financial statements.
NEWSMAX INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2025	December 31, 2024
Commitments and contingencies (Note 11)
Convertible and redeemable preferred stock, $0.001 par value; 11,034 shares authorized; and 0 and 5,575 shares issued and outstanding as of December 31, 2025 and December 31, 2024	$-	$128,576,901

Stockholders’ equity (deficit)
Convertible and redeemable preferred stock, $0.001 par value; 60,000 shares authorized; and 0 and 27,612 shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	86,742,045
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding; Class B common stock, 0.001 par value; 940,000,000 shares authorized; 89,889,822 shares issued and outstanding at December 31, 2025. Class A common stock, 0.001 par value; 50,000,000 Class A shares authorized; 68,127,538 Class A shares issued with 41,065,954 outstanding at December 31, 2024; 940,000,000 Class B shares authorized; 0 Class B shares issued and outstanding at December 31, 2024 (1)	129,129	10
Treasury stock, 0 and 27,061,584 shares at cost, respectively	-	(14,622,222)
Additional paid-in capital	433,325,830	18,056,702
Accumulated other comprehensive income (loss)	464,365	(52,849)
Accumulated deficit	(327,870,772)	(227,767,415)
Total stockholders’ equity (deficit)	106,048,552	(137,643,729)
Total liabilities, convertible and redeemable preferred stock and stockholders’ equity (deficit)	$239,843,078	$146,072,863

(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31,

	2025	2024
Revenues
Service revenue	$182,001,581	$165,006,126
Product revenue	7,253,340	6,010,329
Total revenues	189,254,921	171,016,455

Cost of services	110,417,854	87,769,267
Cost of products sold	4,414,694	5,252,014
Gross profit	74,422,373	77,995,174

General and administrative expenses
Personnel costs	32,937,356	25,564,977
Advertising costs	21,673,886	16,872,315
Professional fees	13,441,528	6,714,104
Rent and utilities	6,003,909	5,978,377
Depreciation	2,789,875	3,115,635
Other corporate matters	78,612,413	76,940,693
Other	18,817,975	12,617,313
Total general and administrative expenses	174,276,942	147,803,414

Loss from operations	(99,854,569)	(69,808,240)

Other income (expense), net
Interest and dividend income	7,038,731	580,502
Interest expense	(23,167)	(91,540)
Unrealized gain (loss) on marketable securities	1,594,221	(290,081)
Other, net	(8,250,335)	(2,562,569)
Total other income (expense), net	359,450	(2,363,688)

Net loss before income taxes	(99,495,119)	(72,171,928)

Income tax expense	—	—
Net loss	$(99,495,119)	$(72,171,928)

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale debt investments, net of income tax	517,214	(52,849)
Comprehensive loss	$(98,977,905)	$(72,224,777)

Weighted average common stock outstanding, basic and diluted	108,205,893	41,065,954
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.96)	$(1.95)
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	Convertible and Redeemable Series A Preferred Stock		Class A and Class B Common Stock (1)		Convertible and Redeemable Series B Preferred Stock		Treasury Stock (1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	5,575	$126,018,101	41,065,954	$10	0	$—	27,061,584	$(14,622,222)	$18,056,702	$—	$(153,036,687)	$(149,602,197)
Dividends accretion	—	2,558,800	—	—	—	—	—	—	—	—	(2,558,800)	(2,558,800)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(52,849)	—	(52,849)
Sale of preferred stock Series B	—	—		—	27,612	85,003,159						85,003,159
Issuance of equity-classified warrants	—	—	—	—	—	1,738,886	—	—	—	—	—	1,738,886
Net loss	—	—	—	—	—	—	—	—	—	—	(72,171,928)	(72,171,928)
December 31, 2024	5,575	128,576,901	41,065,954	10	27,612	86,742,045	27,061,584	(14,622,222)	18,056,702	(52,849)	(227,767,415)	(137,643,729)
Dividends accretion	—	608,238	—	—	—	—	—	—	—	—	(608,238)	(608,238)
Other comprehensive income	—	—	—	—	$—	—	—	—	—	517,214	—	517,214
Sale of preferred stock Series B	—	—	—	—	17,379	51,982,894	—	—	—	—	—	51,982,894
Issuance of equity-classified warrants	—	—	—	—	0	1,144,976	—	—	—	—	—	1,144,976
Issuance of common stock, net of offering cost and expenses	—	—	7,500,000	7,500	0	—	—	—	64,587,965	—	—	64,595,465
Dividends	—	—	—	—	0	—	—	—	(915,069)	—	—	(915,069)
Recapitalization and conversion of preferred stock, treasury stock retired	(5,575)	(129,185,139)	79,623,230	120,672	(44,991)	(139,869,915)	(27,061,584)	14,622,222	329,312,157	—	—	204,185,136
Issuance of Class B common stock for exercise of options, net of tax withholding	—	—	928,410	942	—	—	—	—	1,415,699	—	—	1,416,641
Standby Equity Purchase agreement commitment fee	—	—	—	—	—	—	—	—	500,000	—	—	500,000
Additional stock issuance	—	—	11,525	5	—	—	—	—	88,495	—	—	88,500
Stock-based compensation	—	—	—	—	—	—	—	—	11,955,880	—	—	11,955,880
Warrant Liability conversion	—	—	—	—	—	—	—	—	8,324,000	—	—	8,324,000
Net loss	—	—	—	—	—	—	—	—	—	—	(99,495,119)	(99,495,119)
December 31, 2025	—	$—	129,129,119	$129,129	—	$—	—	$—	$433,325,830	$464,365	$(327,870,772)	$106,048,552
(1) On March 28, 2025, the Company announced a 6,765.396 for 1 stock split, effective March 31, 2025. This stock split is reflected retroactively in all periods presented for the par value and the common shares issued and outstanding. See Note 1. Nature of Business.
The accompanying notes are an integral part of these consolidated financial statements.

NEWSMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(99,495,119)	$(72,171,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,327,229	6,172,395
Stock-based compensation	11,955,882	-
Change in fair value of warrant liability	1,824,179	6,499,821
Change in fair value of derivative liability	6,104,230	2,380,393
(Recovery of) provision for credit losses	(186,031)	259,269
Unrealized (gain) loss on marketable securities	(1,594,221)	290,081
Lease expense	3,615,173	3,453,550
Commitment fee - standby equity purchase agreement	500,000	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(4,971,013)	(6,553,234)
Inventory	(234,471)	2,042,009
Prepaid expenses and other current assets	(1,703,859)	(3,517,375)
Funding of settlement escrow	(40,000,000)	-
Other assets	(1,550,501)	-
Security deposits	27,563	176,452
Increase (decrease) in liabilities:
Accounts payable	1,921,304	(5,087,528)
Accrued expenses	1,722,991	7,400,084
Lease liabilities	(3,965,506)	(3,686,910)
Settlement liability	15,062,144	15,139,668
Other long-term liabilities	925,000	-
Deferred revenue	(739,853)	(1,484,180)
Net cash used in operating activities	(104,454,878)	(48,687,432)

Cash flows from investing activities:
Purchase of investments	(148,947,833)	(57,432,300)
Proceeds from maturity of investments	48,700,000	-
Sale of investments	49,774,530	-
Purchase of property and equipment	(2,650,515)	(996,291)
Net cash used in investing activities	(53,123,819)	(58,428,592)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	80,742,222	125,821,070
Proceeds from issuance of common stock IPO, net	67,469,857	-
Payments of third-party IPO issuance costs	(1,110,404)	-
Proceeds from exercise of stock options	7,882,962	-
Proceeds from additional stock issuance	88,500	-
Payment of dividend	(915,069)	-
Payment of line of credit	-	(500,000)
Principal payment under finance lease obligation	(199,237)	(189,370)
Net cash provided by financing activities	153,958,832	125,131,700

Net change in cash	(3,619,865)	18,015,676
Cash and cash equivalents – beginning	24,052,887	6,037,211
Cash and cash equivalents – ending	$20,433,022	$24,052,887

The accompanying notes are an integral part of these consolidated financial statements.
NEWSMAX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31,

	2025	2024
Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$5,248,175	$38,955
Taxes paid	28,160	16,374
Interest paid	1,829	42,300

Non-cash transactions:
Property and equipment acquired through accounts payable	$178,627	$151,415
Non-cash financing activities:
Issuance of warrants resulting in recognition of warrant liabilities	$-	$6,373,757
Issuance of warrants in connection with the issuance of convertible stock	1,144,976	1,738,886
Common stock issuance costs reclassified from prepaid expenses	(1,798,989)	-
Conversion of preferred stock Series A to common stock	129,185,139	-
Conversion of preferred stock Series B to common stock	139,869,915	-
Conversion of derivative liability to equity	75,000,000	-
Conversion of warrant liability to equity	8,324,000	-

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

The Company is a multi-platform media company that provides original news and lifestyle content using a mixed-revenue model that derives income from its linear cable television and over-the-top (“OTT”) news channels, websites, proprietary database, publishing products and e-commerce products. The Company uses original news and editorial content to draw large numbers of readers to its media outlets in order to sell advertising, print and online information products. The Company’s business operations are conducted through two operating segments, Broadcasting and Digital.
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

Initial Public Offering and Listing
On February 27, 2025, the Company completed the sale of the remaining Series B Preferred Stock from the PPM raising approximately $87,000,000.
On March 24, 2025, a majority in interest of the shareholders of the Company approved by written consent (1) the amending and restating of the Company's articles of incorporation, the recapitalization of the Company's capital stock and the appointment of directors and (2) the Company's 2025 Omnibus Equity Incentive Plan. See Note 15. Equity-Based Compensation.
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
On March 28, 2025 the Company also amended and restated its Articles of Incorporation (the “Amended and Restated Articles of Incorporation”) to reclassify its authorized share capital to implement a dual class of securities. As a result, each share of the Company's then-existing Class A Common Stock that was issued and outstanding immediately prior to the effectiveness of the Amended and Restated Articles of Incorporation, and not held by the Company's CEO, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class B Common Stock of Newsmax Inc. Each share of the Company’s then-existing Class A Common Stock held by the Company's CEO immediately before the recapitalization, was recapitalized, reclassified, and reconstituted into one fully paid and non-assessable share of Class A Common Stock of Newsmax Inc. The IPO resulted in total net proceeds of $67,469,857.
On March 31, 2025, the Company listed on The New York Stock Exchange under the ticker symbol “NMAX”.

Stock Split
On March 28, 2025, a previously announced forward stock split of the Company's issued and outstanding shares of common stock at a ratio of 6,765.396-for-1 took effect. Accordingly, the Company has adjusted the number of issued and outstanding common shares, par value, and the computations of basic and diluted earnings per share retroactively for all periods presented in the financial statements and related notes. Immediately following the recapitalization 27,061,584 shares (post stock split) of treasury stock were effectively retired.

Broadcasting
The broadcasting segment produces and licenses news, business news and lifestyle content for distribution primarily through multichannel video programming distributors (“MVPDs”) including cable television systems, direct broadcast satellite operators and telecommunication companies, primarily in the United States.
The Company creates and broadcasts content and distributes such content using a hybrid distribution strategy of linear cable, free OTT channels, over-the-air and free ad-supported streaming television services (“FAST”) channels. The broadcast segment generates revenues from (1) linear TV channels, primarily through advertising sales, (2) OTT and FAST channels, primarily through revenue derived from third-party advertising in connection with services accessed through websites, apps and digital media players, (3) affiliate revenue earned through MVPDs broadcasting the Company’s content to their paid subscribers, and (4) subscription revenue earned via the Company’s new Newsmax+ subscription program which users can sign up to receive the Company’s content directly.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Newsmax Inc. and its wholly owned subsidiaries Newsmax Media Inc, Medix Select, LLC (“Medix”), Crown Atlantic Insurance, LLC (“Crown”), Newsmax Broadcasting, LLC (“Broadcasting”), Humanix Publishing, LLC (“Humanix”), ROI Media Strategies (“ROI”) and Newsmax Radio LLC (“Radio”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.
Immaterial correction of error
In the second quarter of 2025, the Company identified immaterial errors that were corrected in its consolidated financial statements.
The Company understated cost of revenues and overstated general and administrative by $6.1 million for the year ended December 31, 2024 due to a misclassification of employee payroll costs. Additionally the Company understated prepaid and other assets - current and overstated other assets - non-current by $3.1 million as of December 31, 2024 due to a misclassification of the current portion of the other assets.

The Company has corrected the account classification in the current period consolidated financial statements. The correction had no impact on loss from continuing operations, net loss, loss per share, total assets, total liabilities, equity (deficit) or cash flows for any period presented.
Cash and Cash Equivalents
The Company considers all investments, which includes money market funds, short-term treasuries and certificate of deposits, purchased with original maturities of three (3) months or less to be cash and cash equivalents. From time to time, the cash balance in the Company's bank accounts may exceed amounts covered by the insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.
Investments
Equity Securities
The Company accounts for its equity securities in accordance with ASC Topic 321, Investments - Equity Securities. Equity securities are measured at fair value, with changes in fair value recognized in net income (loss). The Company’s investments consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).
The fair market value of equity securities is determined based on quoted market prices in active markets. See Note 3 - Fair Value Measurements, for additional information regarding the valuation of marketable equity securities.
Debt Securities - Available-for-Sale
The Company classifies investments in fixed income securities as available-for-sale debt investments. These investments primarily consist of certificates of deposits and treasury securities and are held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the consolidated balance sheets at fair value. We determine the cost of the investment sold at the individual security level and record the interest income and realized gains or losses on the sale of these investments in interest and dividend income. Unrealized gains and losses on these investments are included within other comprehensive loss, net of tax. The Company classifies investments as current based on the nature of the investments and their availability for use in operations.
The fair market value of marketable debt securities is determined based on quoted market prices in active markets. See Note 3 - Fair Value Measurements, for additional information regarding the valuation of marketable equity securities.
The Company regularly reviews investment securities for impairment. For debt securities, any impairment relating to credit losses is recorded through an allowance for credit losses. A change in the allowance for credit losses is recorded into earnings in the period of change.
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods and services. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.
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

Service revenue is comprised of the following for the years ended December 31,

	2025	2024
Advertising revenue	$120,285,447	$109,128,471
Subscription revenue	27,517,112	26,907,098
Affiliate fee revenue	30,645,767	26,661,701
Other	3,553,255	2,308,856
Total	$182,001,581	$165,006,126
Advertising Revenue
Advertising revenue is derived from the sale of advertising on the Company’s cable television, email database, magazine and related publications, and website. Revenue related to the sale of advertising in the broadcasting segment is recognized at the time the commercials are aired. Revenue related to the Company's digital segment is recognized when display or other digital advertisement records are placed on various digital media. Revenue related to magazine and related publications is recognized when the ad is displayed in the printed document. Each advertisement is determined to be a distinct performance obligation that is satisfied at the point in time when such advertisements are published or aired. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered are recorded as deferred revenue, which is then recognized as revenue when the advertising time or space is provided.
The Company enters into agreements with OTT distribution platforms to distribute the Company’s news channel. Pursuant to certain distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over the contract period. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the contract term. The Company has an unconditional right to receive payment of the amount billed, generally within 30 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the consolidated balance sheets.
Subscription Revenue
The Company sells magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the contract, normally one (1) to five (5) years. Subscription payments received from customers in advance of the publication are recorded as deferred revenue and recognized as revenue on a straight-line basis over the contract term.
Newsmax+ provides the Company’s content directly to consumers either monthly or annually. Monthly subscriptions are recognized as revenue in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term of the contract.
The Company’s deferred subscription revenue balances as of December 31:

	2025	2024
Deferred subscription revenue - current	$12,278,556	$13,356,032
Deferred subscription revenue - non-current	3,148,945	2,835,218
Total deferred subscription revenue	$15,427,501	$16,191,250

Deferred subscription revenue recognized in revenue for the years ended December 31, 2025 and 2024 that was included in deferred revenue balance as of December 31, 2024 and 2023 were $13.4 million and $14.6 million, respectively.
Affiliate Fee Revenue
The Company generates affiliate fee revenue from agreements with MVPDs for cable networks. It is recognized over time as programming is made available to the customer over the term of the agreement using the output method. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Consideration payable to a customer is treated as a cost of sale when distinct. If a distinct service is not received, such costs are recorded as a reduction to revenues. Affiliate fee contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Other
Other primarily includes revenue generated from content licensing agreements and is recognized over the term our symbolic IP is made available. Deferred revenue related to licensing agreements amounts to $0.3 million and $0.3 million as of December 31, 2025 and 2024 respectively.
Product Revenue
Product sales are derived primarily from the sales of books, audio and video, and dietary supplements and are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds when revenue is recognized. As of December 31, 2025 and 2024, the refund liability was $0.7 million and $0.4 million, respectively, and is classified as a reduction in Product revenue and Accounts receivable. Product revenue is comprised of the following for the years ended December 31:

	2025	2024
Supplement sales	$4,605,610	$4,810,294
Books, media and other product sales	3,499,404	1,646,924
Product returns and allowances	(851,674)	(446,889)
Total	$7,253,340	$6,010,329
Practical Expedients
As a practical expedient, the Company recognizes any incremental costs of obtaining contracts are recognized as expense when the amortization period is considered to be a year or less.
As a practical expedient, the Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.
Shipping and Handling Costs
Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of products sold. Shipping and handling charges recorded as revenue amounted to $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
Cost of Services
Cost of services consists primarily of compensation-related expenses and costs incurred for the publishing of editorial, promotional, and news content across all platforms, as well as amounts due to third party websites and platforms to fulfil customers’ advertising campaigns. Web hosting and advertising serving platform costs are also included in cost of services.
Cost of Products Sold
Cost of product sold consists primarily of cost of inventory sold, fulfillment costs and compensation-related expenses.
General and Administrative expenses
General and administrative expense consists of compensation-related expenses for corporate employees. It also consists of expenses for facilities, professional services fees, insurance costs, legal costs, public company costs, other corporate matters and other general overhead costs.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $1.7 million and $2.3 million at December 31, 2025 and December 31, 2024, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers.
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
Leases
The Company has lease agreements primarily for office facilities and other equipment. At contract inception, the Company determines if a contract is or contains a lease and, if so, whether it is an operating or finance lease. The Company does not separate lease components from non-lease components for real estate leases. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets within the right of use asset, net, and operating lease liability, current and non-current. Finance lease assets are included in Property and equipment, net and Finance lease liability, current and non-current. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities.
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
Property and Equipment
Property and equipment are stated at cost. The Company computes depreciation using the straight-line method over the estimated economic useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining term lease term.
Other Assets
During 2023, the Company capitalized a separate payment obligation of $41.3 million associated with a commercial counterparty to resolve various claims. The Company accounted for the payment as a reduction to the transaction price and is amortizing the asset as a contra-revenue item over the life of the agreement.
Amortization of the capitalized costs is being recorded on a straight-line basis over the life of the agreement which ends June 30, 2029 as contra revenue in the consolidated statements of operations and comprehensive loss. Amortization expense amounted to $3.1 million and $3.1 million during the years ended December 31, 2025 and 2024, respectively.
The Company evaluates these other assets for impairment each reporting period based upon its estimate of recoverability based upon estimated cash flows including reductions for direct and indirect costs attributable to the underlying business arrangement. The Company did not recognize an impairment for the years ended December 31, 2025 and 2024.

Funds Held in Escrow
In connection with the settlement agreement reached with Dominion (as defined below in Note 12), the Company established an escrow account to secure the settlement obligations. The escrow funds are restricted in use and are classified as Funds held in escrow on the Company’s consolidated balance sheets. As of December 31, 2025, the balance in the escrow account totaled $40.0 million: $20.0 million as current assets and $20.0 million as noncurrent assets. Pursuant to the terms of the settlement, the escrowed funds will be released in two equal installments of $20.0 million each, payable on or before January 15, 2026 and January 15, 2027. See Note 18 Subsequent Events for details on the January 2026 installment payment.
The escrow account earns interest at an annual rate of 4.02%. As of December 31, 2025, cumulative interest income of $0.6 million has been earned on the escrow balance. The interest income is recorded as a component of other income in the accompanying consolidated statements of operations and comprehensive loss. The related interest receivable is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.
Share-Based Compensation
The Company accounts for its stock-based compensation awards to employees and non-employees in accordance with FASB ASC Topic 718, Compensation ― Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees and non-employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.
The Company's fair value of stock options is determined using the Black-Scholes option pricing model. The model incorporates assumptions including the grant-date fair value of the underlying stock, the risk-free interest rate, and expected volatility based on a peer group. The Company applied the simplified method to estimate the expected term due to the Company's limited exercise information. Additionally, based on its review of contemporaneous public filings, the Company concluded that the awards were not “spring-loaded” under SEC Staff Accounting Bulletin No. 120. Stock-based compensation expense is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company accounts for forfeitures as they occur.
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
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. The Company uses inputs such as actual trade data, benchmark yields, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of assets or liabilities.
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
Management considers all positive and negative evidence including attribute carrybacks, reversing taxable temporary differences, future pretax income, and ongoing prudent and feasible tax planning strategies in assessing the estimated net realizable value of tax assets and the corresponding need for any related valuation allowances. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, a full valuation allowance was required.
In accordance with the provisions of ASC 740, Income Taxes, a two-step approach is utilized to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement. At December 31, 2025 and 2024, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to U.S. federal and State tax examinations with respect to the Company’s operations are 2023, 2024, and 2025.
Advertising Costs
Amounts incurred for advertising costs with third parties are expensed as incurred. Total advertising costs expensed for the years ended December 31, 2025 and 2024 were $21.7 million and $16.9 million, respectively.
Mezzanine Equity - Prior to Conversion
Historically, the Company issued Series A convertible redeemable preferred stock instruments that were determined to be financial instruments with characteristics of both equity and debt. Because the preferred stock was redeemable upon the occurrence of certain events that were not solely within the control of the Company, the instruments were classified as temporary equity.
The Company reassesses the classification of the preferred stock at each reporting date to determine whether the instruments were currently redeemable or probable of becoming redeemable. If redemption became probable, the Company adjusted the carrying value of the preferred stock to its redemption value, with changes recognized immediately as they occurred. In evaluating classification, the Company reviewed all substantive features of the instruments, including redemption provisions and conversion features. The Company determined that the Series A convertible redeemable preferred stock represented an equity host instrument and that no embedded derivatives required bifurcation.
Mezzanine Equity - Conversion During the Current Year
During the year ended December 31, 2025, all outstanding shares of Series A convertible redeemable preferred stock were converted into shares of the Company’s common stock in accordance with the terms of the governing agreements. Following the conversion, the Company no longer has any outstanding instruments classified as temporary equity. For details of the conversion see Footnote 14. Convertible and Redeemable Preferred Stock.
Embedded Derivatives
Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives related to the Series B convertible redeemable preferred stock are recognized as a non-cash component of other, net expense in the consolidated statements of operations and comprehensive loss. The fair value for embedded derivatives are measured on a recurring basis using Level 3 inputs.

Warrants
The Company evaluates warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company assesses whether the warrant is a freestanding financial instrument and whether it meets the criteria to be classified in stockholders’ equity, or classified as a liability under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are remeasured at each financial reporting date with any changes in fair value being recognized as a non-cash component of other, net expense in the consolidated statements of operations and comprehensive loss.
Net Loss Per Share
The holders of our Class A and Class B common stock have identical liquidation and dividend rights but different voting rights. Accordingly, we present the earnings per share (EPS) for Class A and Class B common stock together. Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the years ended December 31, 2025 and 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements.. The Company adopted this standard retrospectively for the period ending December 31, 2025 (See Note 8. Income Taxes).
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods with those annual reporting periods. The Company is currently evaluating the effects of this ASU on its calculation for credit losses.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”). This standard is intended to enhance the existing interim reporting guidance by improving the organization and accessibility of required interim disclosure requirements, clarifying when that guidance is applicable, and introducing a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact on the company. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively to interim financial statements issued for periods subsequent to the effective date, or retrospectively to any or all prior periods presented. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3). Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$—	$—	$—
Money market	10,625,821	—	—	10,625,821
Certificates of deposit	—	—	—	—
Total cash and cash equivalents	$10,625,821	$—	$—	$10,625,821
Investments
Equity securities	$20,201,411	$—	$—	$20,201,411
U.S. Treasury securities	—	87,808,288	—	87,808,288
Certificates of deposit	—	2,506,845	—	2,506,845
Crypto assets	379,149	—	—	379,149
Total investments	$20,580,561	$90,315,133	$—	$110,895,693
Total assets	$31,206,382	$90,315,133	$—	$121,521,514

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
U.S. Treasury securities	$—	$4,959,350	$—	$4,959,350
Money market	12,615,549	—	—	12,615,549
Certificates of deposit		2,250,628	—	2,250,628
Total cash and cash equivalents	$12,615,549	$7,209,978	$—	$19,825,527
Investments
Equity securities	$7,553,725	$—	$—	$7,553,725
U.S. Treasury securities	9,923,100	36,580,580	—	46,503,680
Certificates of deposit		4,253,550	—	4,253,550
Total investments	$17,476,825	$40,834,130	$—	$58,310,955
Total assets	$30,092,374	$48,044,108	$—	$78,136,483

Liabilities
Warrant liability	$—	$—	$6,499,821	$6,499,821
Derivative liability	—	—	41,459,418	41,459,418
Total liabilities	$—	$—	$47,959,239	$47,959,239

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. U.S. treasury notes and bills are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day (off-the-run). There were no transfers in or out of Level 3 investments for the year ended December 31, 2025. In connection with the Company's IPO, previously outstanding Level 3 warrant and derivative liabilities were settled and derecognized.

The valuation methodologies and significant unobservable inputs for Level 3 investments are disclosed in the following tables. For the warrant liability that was revalued and then reclassified during 2025, the fair value inputs are as of the date of revaluation. For the derivative liability that was revalued and then reclassified during 2025, the fair value was equivalent to its intrinsic value.

	As of March 28, 2025
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average
Warrant liability	$8,324,000	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	3.89% - 4.38%	3.91%
			Expected term	2.5 - 4.8 years	4.6 years

	As of December 31, 2024
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average
Warrant liability	$6,499,821	Modified Black Scholes	Expected volatility	65%	65%
			Risk-free interest rate	4.17% - 4.28%	4.18%
			Expected term	2.5 - 4.8 years	2.7 years
Derivative liability	$41,459,418	Scenario-based discounted cash flow	Timing of conversion	0.2 - 4.8 years	0.7 years
			Discount rate	20%	20%

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2025 were as follows:

	As of December 31, 2025
	Warrant Liability	Derivative Liability
Opening Balance	$6,499,821	$41,459,418
Total losses for the period
Change in fair value included in earnings	1,824,179	6,104,230
Purchases, issues, sales, and settlements
Issuances	—	27,436,352
Settlement of derivative liability	—	(75,000,000)
Reclassification of warrant liability to equity	(8,324,000)	—
Closing Balance	$—	$—

NOTE 4. PROPERTY AND EQUIPMENT
Major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2025	December 31, 2024
Furniture and fixtures	7 years	$2,205,486	$2,022,586
Computer, office and production equipment	3-8 years	14,716,627	12,145,337
Leasehold improvements	Lesser of useful life or term of lease	10,293,405	10,178,386
		27,215,518	24,346,310
Less: Accumulated depreciation		(20,950,633)	(18,120,692)
		$6,264,885	$6,225,617
Depreciation of property and equipment amounted to $2.8 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.
Included in property and equipment are finance lease assets of $0.3 million and $0.4 million as of December 31, 2025 and 2024, respectively.

NOTE 5. INVESTMENTS
Investments on the consolidated balance sheets consisted of the following at December 31:

	2025	2024
Equity securities	$20,201,411	$7,553,725
Debt securities	90,315,133	50,757,230
Crypto assets	379,149	—
Total investments	$110,895,693	$58,310,955
The major classes of the Company's available-for-sale investment securities and their respective fair values at December 31, 2025, were as follows:

	Available-for-sale debt securities
	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$2,500,000	$6,845	$—	$2,506,845
U.S. Treasury securities	87,350,768	457,520	—	87,808,288
Total	$89,850,768	$464,365	$—	$90,315,133
The maturity distribution based on the contractual terms of the Company's available-for-sale investment securities at December 31, 2025 was as follows:

	Amortized Cost	Fair Value
Due within 1 year	$59,974,750	$60,117,433
Due after 1 year through 5 years	29,876,017	30,197,700
Total	$89,850,768	$90,315,133
The Company had 21 investments mature during the year ended December 31, 2025. There were no material realized gains or losses from available for sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2025.
NOTE 6. LEASES
Below is a summary of the weighted-average discount rate and weighted-average remaining lease terms at December 31:

	2025	2024
Operating leases:
Weighted average of remaining lease term (in years)	4	2
Weighted average discount rate	4.67%	4.35%
Finance leases:
Weighted average of remaining lease term (in years)	1	2
Weighted average discount rate	10.40%	10.96%
The Company’s total operating and finance lease expense all relate to lease costs and amounted to $5.0 million and $5.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Future minimum lease payments at December 31, 2025 were as follows:

	Operating	Finance	Total
2026	$4,334,633	$130,605	$4,465,238
2027	1,804,808	4,999	1,809,807
2028	1,534,266	—	1,534,266
2029	1,345,499	—	1,345,499
2030	1,198,304	—	1,198,304
Total lease payments	10,217,509	135,604	10,353,113
Less: imputed interest	(992,372)	(5,674)	(998,046)
Present value of lease liability	$9,225,137	$129,930	$9,355,067
NOTE 7. LINE OF CREDIT
The Company had a $9.0 million available line of credit which expired in October 2024. In May 2025 the Company renewed the existing line of credit with an available balance of $1.0 million and a maturity date of January 04, 2026. Upon maturity, the facility automatically converted to a demand note. The Company also established a new line of credit in May 2025 with an available balance of $8.0 million maturing April 26, 2026. Both lines of credit bear interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). There were no borrowings outstanding as of December 31, 2025 and December 31, 2024.
NOTE 8. INCOME TAXES
The components of income tax expense related to its operations are as follows at December 31:

	2025	2024
Current income tax:
Federal	$-	$-
State	-	-

Deferred income tax:
Federal	-	-
State	-	-
Total income tax expense	$-	$-
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	2025	2025	2024	2024
Tax at U.S. statutory rate	$(20,785,360)	21.00%	$(15,172,056)	21.00%
State and Local Income Taxes	—	—
Tax Credits	—	—
Changes in Valuation Allowance	20,912,277	(21.13)	14,376,965	(19.90)
Nontaxable and Nondeductible items
Share-based payment awards	(2,452,942)	2.48	—	—
Derivative liability revaluation	1,281,888	(1.30)	499,800	(0.69)
Warrant liability revaluation	383,077	(0.39)	—	—
Others	676,996	(0.68)	203,842	(0.28)
Other Adjustments	(15,936)	0.02	91,449	(0.13)
Total	$—	—%	$—	—%

The components of deferred income tax assets and liabilities in the Company’s consolidated financial statements are as follows at December 31:

	2025	2024
Deferred tax assets:
Net Operating Loss Carryover	$62,316,225	$41,404,850
Settlement Liability	18,090,737	15,445,497
Lease Liabilities	2,367,408	2,215,587
Stock Compensation	1,905,693	-
Returns and Allowances	1,000,758	1,219,183
Accrued Expenses	88,935	1,702,715
Inventory	211,585	211,426
Deferred Revenue	-	139,669
Unrealized Gain On Marketable Securities	-	12,887
Charitable Contribution Carryover	207,836	95,182
Intangible Assets	135,788	201,044
Retention Credit	43,490	43,490
Total deferred tax assets	$86,368,455	$62,691,530
Deferred tax liabilities:
Carriage Fee	$(3,130,954)	$(3,891,538)
Right of Use Asset	(2,292,203)	(2,034,573)
Property and Equipment	(295,820)	(723,793)
Unrealized Loss On Marketable Securities	(518,264)	-
Deferred Revenue	(33,768)	-
Total deferred tax liabilities	(6,271,009)	(6,649,904)
Valuation allowance	80,097,446	56,041,626
Net deferred tax assets	$-	$-
The Company anticipates that it is more likely than not that most of its net deferred tax assets will not be realized and we have recorded a valuation allowance against such net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we considered all available positive and negative evidence, including our past operating results, forecasted earnings, frequency and severity of current and cumulative losses, duration of statutory carryforward periods, future taxable income and prudent and feasible tax planning strategies. The realization of our NOLs and certain other deferred tax assets may be further limited due to the application of IRC Section 382 and state equivalent statutes.
As of December 31, 2025, we had U.S. Federal NOL carryforwards of $240.7 million generated in tax years 2011 through 2025, of which $20.8 million will expire from 2031 to 2037 and $219.9 million, will carryforward indefinitely. We have state NOL carryforwards of $209.0 million generated in tax years 2009 through 2025. The state NOL carryforwards of $132.3 million will expire from 2025 to 2044 and $76.7 million will carry forward indefinitely.
As of December 31, 2025 we have recorded a valuation allowance of $80.1 million for the portion of the deferred tax asset that did not meet the more-likely-than-not realization criteria. We increased the valuation allowance on our net deferred taxes by $24.1 million during 2025.
We do not have any unrecorded unrecognized tax positions (“UTPs”) as of December 31, 2025. While we currently do not have any UTPs, it is foreseeable that the calculation of our tax liabilities may involve dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

Upon identification of a UTP, we would (1) record the UTP as a liability in accordance with ASC 740 and (2) adjust these liabilities if/when management’s judgment changes as a result of the evaluation of new information not previously available. Ultimate resolution of UTPs may produce a result that is materially different from an entity’s estimate of the potential liability. In accordance with ASC 740, we would reflect these differences as increases or decreases to income tax expense in the period in which new information is available. If any, we recognize and include interest and penalties accrued on uncertain tax positions as a component of income tax expense.
On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until January 1, 2026. The OBBBA did not have a material effect on the Company’s consolidated financial statements for the fiscal year ended December 31, 2025. The Company is currently evaluating the future impact of the OBBBA, but does not expect it will have a material impact on its consolidated financial statements.

NOTE 9. SEGMENT INFORMATION
The Company has two operating segments: (1) Broadcasting and (2) Digital, which both qualify as reportable segments. In accordance with ASC 280, “Segment Reporting,” the operating segments reflect how the chief operating decision maker (“CODM”), which is our Chief Executive Officer, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. The Company continually reviews its operating segment classifications to align with operational changes in our business and may make changes as necessary. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment Adjusted EBITDA.
Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment Adjusted EBITDA is defined as segment revenues less segment cost of revenues and segment general and administrative expenses and excludes depreciation, interest, net, asset impairment, unrealized gain (loss) on marketable securities, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude.
Segment Adjusted EBITDA is used by our CODM for evaluating the operating performance of the Company’s business segments to evaluate the performance of and allocate resources. The Company does not present asset information for its segments as this financial information is not used by the CODM to allocate resources. The following tables set forth the Company’s Revenues by Segment and Segment Adjusted EBITDA for fiscal 2025 and 2024:

	2025	2024
Revenues
Broadcasting	$153,338,799	$130,708,405
Digital	35,916,122	40,308,050
Total revenues	$189,254,921	$171,016,455

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	$86,467,319	$71,000,230
Adjusted general and administrative expenses (2)	56,132,043	39,982,072
Broadcasting adjusted EBITDA	10,739,437	19,726,103
Digital
Adjusted cost of sales (1)	21,347,866	22,021,051
Adjusted general and administrative expenses (2)	31,804,093	27,765,014
Digital adjusted EBITDA	(17,235,837)	(9,478,015)
Total reportable adjusted EBITDA	(6,496,400)	10,248,088

Corporate and unallocated
Depreciation	2,789,875	3,115,635
Interest, net	(7,015,564)	(488,962)
Unrealized (loss) gain on marketable securities	(1,594,221)	290,081
Stock-based compensation	11,955,881	-
Other corporate matters	78,612,413	76,940,693
Other, net (3)	8,250,335	2,562,569
Income tax expense	-	-
Net loss	$(99,495,119)	$(72,171,928)
(1) Adjusted cost of sales includes cost of sales less stock-based compensation.
(2) Adjusted general and administrative expenses includes general and administrative expenses less depreciation, stock-based compensation and other corporate matters.
(3) For the year ended December 31, 2025, Other, net primarily consisted of the final fair market adjustments of the Warrant liability and Derivative liability for $1.8 million and $6.1 million, respectively.

The following tables set forth the Company’s Revenues by Segment for fiscal 2025 and 2024:

	2025	2024
Broadcasting
Advertising	$104,279,886	$89,379,946
Affiliate fee	30,645,767	26,661,701
Subscription	14,860,104	12,358,641
Other	3,553,042	2,308,117
Total Broadcast revenues	153,338,799	130,708,405
Digital
Advertising	$16,005,560	$19,748,525
Subscription	12,657,008	14,548,457
Product sales	7,253,340	6,010,329
Other	214	739
Total Digital revenues	35,916,122	40,308,050
Total revenues	$189,254,921	$171,016,455
NOTE 10. CONCENTRATIONS OF CREDIT RISKS
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments available-for-sale and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.
The Company places its cash, and its short-term investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any associated losses due to this policy. The Company's short-term investments are generally deemed to be low risk; however, the longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As the balance of the Company's short-term investments has grown, the market risk related to those investments has grown as well.
Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base. The Company manages its credit risk through credit approvals, setting reasonable credit limits and regularly monitoring activities. The Company performs credit evaluations of its commercial customers but generally does not require collateral.
No single customer accounted for over 10% of the Company’s consolidated net revenues during either of the years ended December 31, 2025 or 2024. No single customer accounted for over 10% of the Company’s consolidated accounts receivable as of December 31, 2025 or 2024.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments for contracts that run through 2028 as of December 31, 2025:

	Payments Due by Period
	Total	2026	2027	2028
Talent Agreements	$16,239,567	$9,816,467	$5,180,100	$1,243,000

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
On September 26, 2024, the Company entered into a settlement agreement with Smartmatic pursuant to which the parties agreed to resolve the lawsuits among them. The Company agreed to pay a settlement of approximately $40 million payable over time and granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share. Refer to Note 15. Equity for details of the warrant. The settlement expense, inclusive of the warrant, is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2024. The $40 million payable over time is recorded within settlement liability on the consolidated balance sheet as of December 31, 2024. As of December 31, 2025 the outstanding balance was fully satisfied.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. The payments will be made in three installments: (1) $27.0 million was paid on August 15, 2025; (2) $20.0 million on or before January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The settlement expense is included in other corporate matters in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2025. The $40.0 million payable over time is recorded within settlement liability on the consolidated balance sheet. At December 31, 2025 the outstanding balance of the settlement is $40 million. The fair value of the settlement agreement as of December 31, 2025 was $38.1 million, representing the present value of future settlement payments due on January 15, 2026 and January 15, 2027 discounted at an annual rate of 9.75%. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the consolidated balance sheet.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of December 31, 2025, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of approximately $29.6 million remaining to be paid over time. The fair value of the settlement agreement as of December 31, 2025 and 2024 was $24.9 million and $27.7 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 42 and 54 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements as of December 31, 2025.

	Payments Due by Period
	Total	2026	2027	2028	2029
Settlement agreements	$69,639,350	$26,604,431	$24,970,441	$4,316,529	$13,747,949

NOTE 13. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Salary Savings Plan (the “401k Plan”) covering eligible employees. The matching contribution is at the discretion of the Company’s board of directors. The Company’s policy is to match 100% of the first 2% of employee contributions and 50% on the next 2 to 6% of employee contributions. Total compensation expense for the 401k Plan for the years ended December 31, 2025 and 2024 amounted to $1.6 million and $1.2 million, respectively.

NOTE 14. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK
Convertible and Redeemable Preferred Stock
Prior to the March 28, 2025 initial public offering, the Company had outstanding Convertible and Redeemable Preferred Stock, which converted into shares of common A and common B shares. in connection with the initial public offering. The conversion included accumulated dividends on the Redeemable Preferred Stock except for those shares held by two preferred stockholders who elected to receive their accumulated dividends in cash on the initial public offering date. As of December 31, 2025, the Company does not have Convertible and Redeemable Preferred Stock outstanding.
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
Prior to the March 28, 2025 initial public offering, the Company’s Series A convertible preferred stock was classified as mezzanine equity and Series B convertible preferred stock was classified as permanent equity in the Company's consolidated financial statements.
The Company measured the Series A preferred stock where redemption was probable at its maximum redemption value plus dividends not declared or paid but which would be payable upon redemption. On December 31, 2024, the preferred stock was remeasured, resulting in a maximum redemption value of $128.6 million and accretion of $12.8 million, included in Accumulated Deficit on the consolidated balance sheets as of December 31, 2024. On March 28, 2025 the preferred stock was remeasured for the IPO resulting in in a maximum redemption value of $129.2 million and additional accretion of $0.6 million, included in accumulated deficit on the consolidated balance sheets as of December 31, 2025.
The Series B preferred stock included certain redemption rights that were solely in the control of the Company, including redemption upon sale or liquidation of the Company, and an in-substance redemption feature associated with the conversion terms of the Series B preferred stock upon IPO. The stock was recorded in permanent equity on the consolidated balance sheets as of December 31, 2024. The redemption features were bifurcated as an embedded derivative and were accounted for as a derivative liability on the consolidated balance sheet.
As of December 31, 2024, the Company has not recognized an accrual for unpaid dividends on preferred stock which amount to $33,729,540. Included in these amounts are dividends that have been accreted to the preferred stock being measured at its maximum redemption value which is explained below.
The fair value of the embedded derivative was estimated using a scenario-based discounted cash flow method. The valuation methodology included assumptions and judgments regarding discount rates and timing of conversion, which were primarily level 3 assumptions. The embedded derivative was measured at fair value on a recurring basis and any changes in fair value in a subsequent period were be recorded to other income (expense). For the year ended December 31, 2025, the Company recognized a loss of $6.1 million in fair value adjustments in other, net on the consolidated statements of operations and comprehensive loss related to the change in net fair value between the beginning of the year and the conversion of the Series B preferred stock upon IPO. For the year ended December 31, 2024, the Company recognized a loss of $0.9 million in fair value adjustments in other, net on the consolidated statements of operations and comprehensive loss.

NOTE 15. EQUITY
Common Stock A – As of December 31, 2025 and December 31, 2024, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share.
Common Stock B - As of December 31, 2025 and December 31, 2024, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share.
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
The exercise price and the number of shares of the warrant are subject to adjustment for standard anti-dilution provisions. The warrant is fully vested and exercisable as of December 31, 2025. Exercise of the warrant would result in the Company recognizing a $10 million increase in gross proceeds. Prior to conversion of the underlying Series B preferred stock into Class B common stock, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the conversion of the underlying Series B preferred shares to Class B common shares as a result of the Company's March 28, 2025 offering, the warrant meets the conditions for equity classification. As a result, the warrant has been recorded in equity at its March 28, 2025 fair value of $8.3 million, determined in accordance with the Company's fair value measurement policies described in Note 3. Fair Value Measurements, with a final fair value adjustment loss of $1.8 million recorded in other, net on the December 31, 2025 consolidated statements of operations and comprehensive (loss).
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. The warrant is fully vested and exercisable as of December 31, 2025. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, the agent has a three-year warrant to purchase 600,000 shares of Class B common stock at an exercise price is $7.50 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company evaluated the warrant under ASC 718, Compensation - Stock Compensation and determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's consolidated balance sheets as of December 31, 2025.
Standby Equity Purchase Agreement - On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock associated with the SEPA during the year ended December 31, 2025.
As consideration under the SEPA, the Company paid to Yorkville (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of Class B common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA and is recorded within the professional fees in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

NOTE 16. EQUITY-BASED COMPENSATION
On March 28, 2025, the Company's board of directors adopted the 2025 Omnibus Equity Incentive Plan (the “2025 Incentive Plan”) and it was approved by the Company's shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Incentive Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. The Company's administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Incentive Plan. The 2025 Incentive Plan is administered by the board of directors.
Pursuant to the terms of the 2025 Incentive Plan, the number of shares of Class B common stock reserved for issuance under the plan automatically increases on January 1 of each year, beginning January 1, 2026 and continuing through January 1, 2035, by an amount equal to the lesser of: (a) 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding fiscal year, or (b) such lesser number of shares (including zero) as determined at the discretion of the board of directors prior to the applicable January 1.
On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options allow for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date. Proceeds received from the early exercise of stock options are recorded as a share repurchase liability on the balance sheet and reclassified into additional paid-in capital as such awards vest.
As of December 31, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Plan was approximately $10.0 million and is expected to be recognized over a weighted average period of 0.8 years.
As of December 31, 2025, the Company had 3,123,092 shares of Class B common stock reserved under the 2025 Incentive Plan for future issuance as equity-based compensation.
The Company granted 703,507 options under the previous equity incentive plan which were fully vested as of December 31, 2025.
The following table summarizes the activities for the Company's stock options for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	703,507	$4.99
Granted	3,391,408	10.03
Exercised	(928,410)	8.49
Forfeited, cancelled, or expired	(14,500)	10.00
Outstanding at December 31, 2025	3,152,005	9.36
Exercisable as of December 31, 2025	3,056,393	$9.31
The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded under the 2025 Incentive Plan for the year ended:

Option exercise price	$10.00
Expected term (in years)	5.75
Volatility	65.00%
Risk free interest rate	4.04%
Weighted-average grant date fair value	$6.14
Upon exercise of the option, the holder may pay in full the option exercise price in cash or any other method, if any, and including a broker-assisted cashless exercise arrangement, if approved by the administrator. Stock options issued under the 2025 Incentive Plan are non-transferable.

Cash received from exercise of share options for the year ended December 31, 2025 totaled $7,882,962 and resulted in issuance of 928,410 shares of Class B common shares.
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. The aggregate intrinsic value of exercised options during the year ended December 31, 2025 totaled $11,680,144. The aggregate intrinsic value of outstanding options as of December 31, 2025 totaled $1,156,274.
The following table shows the weighted average remaining contractual term for outstanding options that are exercisable (including 419,025 vested options and 2,637,368 options which are early exercisable) as of December 31, 2025:

	Options Outstanding	Options Exercisable
Weighted average remaining contractual term (years)	8.84	8.83
The equity-based compensation expense was recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 as follows:

	2025	2024
Cost of services	$7,017,363	$—
Personnel costs	4,938,518	—
Total equity-based compensation expense	$11,955,881	$—
NOTE 17. LOSS PER SHARE
The following table illustrates the reconciliation of the basic and diluted loss per share computations.

	Year Ended December 31,
	2025	2024
Basic and diluted loss per share:
Numerator:
Net loss	$(99,495,119)	(72,171,928)
Cumulative dividends on preferred stock	4,667,803	8,005,759
Net loss attributable to common stockholders	$(104,162,922)	$(80,177,687)
Denominator:
Weighted average common stock outstanding, basic and diluted	108,205,893	41,065,954
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.95)

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Year Ended December 31,
	2025	2024
Warrants	1,933,333	—
Stock options	3,152,005	759,348
Unvested early exercised options	646,132	—
Preferred shares	—	45,261,083
Total	5,731,470	46,020,431

NOTE 18. SUBSEQUENT EVENTS

On January 15, 2026, the Company made its second of three installment payments totaling $20.0 million to Dominion. See Note 12: Legal for additional information.