Form 10-Q
period 2026-03-31
Newsmax Inc.
filed 2026-05-14
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of May 8, 2026, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,921,348 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,198,760	$20,433,021
Funds held in escrow	20,000,000	20,000,000
Investments	111,896,268	110,895,693
Accounts receivable, net	38,293,087	33,414,435
Inventories, net	2,010,130	2,027,168
Prepaid expenses and other current assets	10,704,282	8,690,490
Total current assets	200,102,527	195,460,807
Property and equipment, net	6,902,752	6,264,885
Right of use assets	7,893,359	8,823,716
Other assets	11,359,217	9,293,670
Funds held in escrow	-	20,000,000
Total assets	$226,257,855	$239,843,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,277,687	$16,770,777
Accrued expenses	20,008,943	14,894,949
Deferred revenue	13,480,873	12,599,119
Lease liability	3,643,566	4,062,971
Settlement liability	26,250,513	26,487,028
Share repurchase liability	6,461,320	6,461,320
Total current liabilities	86,122,902	81,276,164
Long-term liabilities:
Deferred revenue, net of current portion	2,522,836	3,148,945
Lease liability, net of current portion	4,681,137	5,292,095
Other long-term liabilities	3,879,167	925,000
Settlement liability, net of current portion	22,027,017	43,152,322
Total liabilities	119,233,059	133,794,526
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding at par as of March 31, 2026 and December 31, 2025; Class B common stock, 0.001 par value; 940,000,000 shares authorized 89,899,158 and 89,889,822 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	129,138	129,129
Additional paid-in capital	436,731,324	433,325,830
Accumulated other comprehensive income	223,316	464,365
Accumulated deficit	(330,058,982)	(327,870,772)
Total stockholders’ equity	107,024,796	106,048,552
Total liabilities and stockholders’ equity	$226,257,855	$239,843,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Revenues:
Service revenue	$50,146,781	$43,735,340
Product revenue	1,511,710	1,566,367
Total revenues	51,658,491	45,301,707

Cost of services	30,761,471	24,648,465
Cost of products sold	968,292	1,191,106
Gross profit	19,928,728	19,462,136

General and administrative expenses:
Personnel costs	9,048,634	8,013,416
Advertising costs	5,361,998	4,418,454
Depreciation	566,819	736,875
Other corporate matters	—	9,667,603
Other	9,420,361	8,198,568
Total general and administrative expenses	24,397,812	31,034,916

Loss from operations	(4,469,084)	(11,572,780)

Other income (expense), net
Interest and dividend income	1,343,812	1,054,286
Interest expense	(2,950)	(6,055)
Unrealized gain on marketable securities	978,911	1,585,580
Other, net	(38,899)	(8,288,556)
Total other income (expense), net	2,280,874	(5,654,745)

Net loss before income taxes	(2,188,210)	(17,227,525)

Income tax expense	—	5,000
Net loss	$(2,188,210)	$(17,232,525)

Other comprehensive income:
Unrealized (loss) gain on available for sale debt investments, net of income tax	(241,049)	482,391
Comprehensive loss	$(2,429,259)	$(16,750,134)

Weighted average common stock outstanding, basic and diluted	128,491,597	44,895,546
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025
Convertible and redeemable Series A Preferred Stock
Beginning balances	$—	$128,576,901
Dividends accretion	—	608,238
Recapitalization and conversion of preferred stock	—	(129,185,139)
Ending balances	$—	$—

Total stockholders' equity (deficit), beginning balances	$106,048,552	$(137,643,729)

Common stock and addition paid-in capital:
Beginning balances	$433,454,959	$18,056,712
Issuance of common stock, net of offering cost and expenses	—	66,083,411
Recapitalization and conversion of preferred stock	—	329,432,829
Exercise of stock options, net of tax withholding	50,134	—
Warrant liability conversion	—	8,324,000
Dividends	—	(915,069)
Stock-based compensation expense	3,355,369	1,577,109
Ending balances	$436,860,462	$422,558,993

Convertible and redeemable Series B Preferred Stock
Beginning balances	$—	$86,742,045
Preferred stock Series B sale	—	51,982,894
Issuance of equity-classified warrants	—	1,144,976
Recapitalization and conversion of preferred stock	—	(139,869,915)
Ending balances	$—	$—

Treasury stock:
Beginning balances	$—	$(14,622,222)
Recapitalization and conversion of preferred stock	—	14,622,222
Ending balances	$—	$—

Accumulated other comprehensive income (loss):
Beginning balances	$464,365	$(52,849)
Other comprehensive income (loss)	(241,049)	482,391
Ending balances	$223,316	$429,542

Retained earnings:
Beginning balances	$(327,870,772)	$(227,767,415)
Dividends accretion	—	(608,238)
Net loss	(2,188,210)	(17,232,525)
Ending balances	$(330,058,982)	$(245,608,178)

Total stockholders' equity, ending balances	$107,024,796	$177,380,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(2,188,210)	$(17,232,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,523,571	1,540,440
Stock-based compensation	3,355,369	1,577,109
Change in fair value of warrant liability	-	1,824,179
Change in fair value of derivative liability	-	6,104,230
Provision for (recovery of) credit losses	331,760	(118,266)
Unrealized gain on investments	(890,275)	(1,585,580)
Lease expense	930,357	889,411
Changes in operating assets and liabilities:
Accounts receivable	(5,210,412)	(540,358)
Inventory	17,038	(90,331)
Prepaid expenses and other current assets	(2,013,792)	(758,633)
Funds released from escrow	20,000,000	-
Other asset	(3,022,299)	(472,398)
Accounts payable	(1,407,567)	577,173
Accrued expenses	5,113,994	4,006,055
Lease liabilities	(1,030,363)	(1,005,711)
Settlement liability	(21,361,820)	(10,322,243)
Other long-term liabilities	2,954,167	-
Deferred revenue	255,645	(118,511)
Net cash used in operating activities	(2,642,837)	(15,725,959)

Cash flows from investing activities:
Purchase of investments	(351,349)	(36,672,837)
Proceeds from maturity of investments	-	7,250,000
Purchase of property and equipment	(242,854)	(40,786)
Net cash used in investing activities	(594,203)	(29,463,622)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	-	80,742,222
Proceeds from issuance of common stock IPO, net	-	67,469,857
Proceeds from exercise of stock options	50,134	-
Payment of dividend	-	(304,930)
Principal payment under finance lease obligation	(47,355)	(51,761)
Net cash provided by financing activities	2,779	147,855,388
Net change in cash	(3,234,261)	102,665,806
Cash and cash equivalents – beginning	20,433,021	24,052,887
Cash and cash equivalents – ending	$17,198,760	$126,718,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2026	2025
Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$-	$28,391
Interest paid	$-	$586

Non-cash transactions:
Property and equipment acquired through accounts payable	$914,477	$195,722
Non-cash financing activities:
Common stock issuance costs acquired through accounts payable	$-	$(337,458)
Common stock issuance costs reclassified from prepaid expenses	$-	$(1,798,989)
Issuance of warrants in connection with the issuance of convertible stock	$-	$1,144,976
Preferred stock cancellations to be refunded	$-	$(115,000)
Accrued dividends payable	$-	$610,139
IPO funds receivable in escrow	$-	$750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.

Operating results for the three months ended March 31, 2026 are not indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Newsmax Inc. and its wholly owned subsidiaries Newsmax Media Inc, Medix Health, LLC (“Medix”), Crown Atlantic Insurance, LLC (“Crown”), Newsmax Broadcasting, LLC (“Broadcasting”), Humanix Publishing, LLC (“Humanix”), ROI Media Strategies (“ROI”), Newsmax Radio LLC (“Radio”) and Newsmax Markets, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Service Revenue
Service revenue is primarily derived from the Company’s original news and lifestyle content, using a mixed-revenue multi-platform model that derives income from linear and over the top ("OTT") news channels, digital, licensing, websites, proprietary database, publishing and video subscription services. The Company uses original news, syndicated services and editorial content to draw consumers to its media outlets in order to sell advertising, license fees and video, print and online information services. The Company earns revenue through contractual allocations of fees based on impressions received or subscriber counts.

Service revenue is comprised of the following for the three months ended:

	March 31, 2026	December 31, 2025
Advertising	$27,217,224	$28,887,194
Affiliate fee	13,010,893	7,428,423
Subscription	6,431,365	6,982,160
Licensing	3,487,299	437,563
Total	$50,146,781	$43,735,340
Advertising
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
The Company enters into agreements with OTT distribution platforms to distribute the Company’s news channel. Pursuant to certain distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over the contract period. Revenue is recognized upon delivery of the content over the course of an over-the-top distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the contract term. The Company has an unconditional right to receive payment of the amount billed, generally within 30 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the condensed consolidated balance sheets.
Subscription
The Company sells magazines to consumers through subscriptions. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the contract, normally one (1) to five (5) years. Subscription payments received from customers in advance of the publication are recorded as deferred revenue and recognized as revenue on a straight line basis over the contract term.
Newsmax+ provides the Company’s content directly to consumers either monthly or annually. Monthly subscriptions are recognized as revenue in the month it was earned. Annual subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term.
Deferred subscription revenue balances along with the corresponding revenue recognized from the preceding three-month period:

	March 31, 2026	December 31, 2025
Deferred subscription revenue, current portion	$12,588,692	$12,278,556
Deferred subscription revenue, net of current portion	2,522,836	3,148,945
Total deferred subscription revenue	$15,111,528	$15,427,501
Deferred subscription revenue recognized in revenue for the three months ended March 31, 2026 was $4.8 million, and for the three months ended March 31, 2025 was $3.6 million.

Affiliate Fee
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
Licensing
The Company generates revenue from its content licensing agreements and is recognized over the term our symbolic IP is made available.
Product Revenue
Product sales are derived primarily from the sales of books, audio and video, and dietary supplements and are recognized at the point in time control transfers to the customer, which is when the product is shipped. Allowances are considered for estimated returns and refunds when revenue is recognized. As of March 31, 2026 and December 31, 2025, the refund liability was $0.5 million and $0.4 million, respectively and is classified as a reduction in accounts receivable. The Company records taxes collected from customers and remitted to governmental authorities on a net basis. Product revenue is comprised of the following for the three months ended March 31, 2026 and 2025:

	2026	2025
Supplement sales	$1,077,016	$1,114,940
Books, media and other product sales	629,604	658,723
Product returns and allowances	(194,910)	(207,296)
Total	$1,511,710	$1,566,367
Incremental Costs to Obtain a Contract
Amortization expense is included within sales and marketing on the accompanying condensed consolidated statements of operations. As of March 31, 2026, the Company had $4.9 million of unamortized capitalized costs to obtain a contract, of which $1.0 million is recorded within prepaid expenses and other current assets and $3.9 million is recorded within other assets on our unaudited condensed consolidated balance sheet. During the three months ended March 31, 2026, the Company recorded $0.2 million of amortization of capitalized costs, which is recorded within professional fees on our unaudited condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2025, the Company recorded $39.4 thousand of amortization of capitalized costs, which is recorded within professional fees on our unaudited condensed consolidated statement of operations and comprehensive loss.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $1.9 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and doubtful accounts. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. Provisions for (recoveries of) credit losses totaled $0.3 million and $(0.1) million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Funds Held in Escrow
In connection with the settlement agreement reached with Dominion (as defined below in Note 12), the Company established an escrow account to secure the settlement obligations. As of March 31, 2026, the balance of the escrow account totaled $20.0 million. The escrowed funds will be released in one installment of $20.0 million payable on or before January 15, 2027.
The escrow account earns interest at an annual rate of 4.02%. As of March 31, 2026, cumulative interest income of $0.8 million has been earned on the escrow balance. The interest income is recorded as a component of other income in the accompanying condensed consolidated statements of operations and comprehensive loss. The related interest receivable is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
Net Loss Per Share
Basic and diluted loss per share is computed as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period. For the three months ended March 31, 2026 and 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. Potentially dilutive common shares include warrants, convertible preferred stock, and stock options.
Recently Adopted Accounting Pronouncements
In January 2026, the Company adopted ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The Company evaluated the impact of adoption on its methodology for estimating credit losses on trade receivables and contract assets and concluded that adoption did not have a material impact on its condensed consolidated financial statements or related disclosures.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement will not have an impact on the Company.

NOTE 2. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3). Assets and liabilities subject to fair value measurements are:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$7,051,469	$—	$—	$7,051,469
Total cash and cash equivalents	$7,051,469	$—	$—	$7,051,469
Investments
Equity securities	$21,584,686	$—	$—	$21,584,686
U.S. Treasury securities	—	87,519,403	—	87,519,403
Certificates of deposit	—	2,501,665	—	2,501,665
Crypto assets	290,514	—	—	290,514
Total investments	$21,875,200	$90,021,068	$—	$111,896,268
Total assets	$28,926,669	$90,021,068	$—	$118,947,737

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$10,625,821	$—	$—	$10,625,821
Total cash and cash equivalents	$10,625,821	$—	$—	$10,625,821
Investments
Equity securities	$20,201,411	$—	$—	$20,201,411
U.S. Treasury securities	—	87,808,288	—	87,808,288
Certificates of deposit	—	2,506,845	—	2,506,845
Crypto assets	379,149	—	—	379,149
Total investments	$20,580,561	$90,315,133	$—	$110,895,693
Total assets	$31,206,382	$90,315,133	$—	$121,521,514
NOTE 3. PROPERTY AND EQUIPMENT
Major classes of property and equipment are:

	Estimated Useful Lives	March 31, 2026	December 31, 2025
Furniture and fixtures	7 years	$2,205,486	$2,205,486
Computer, office and production equipment	3-8 years	15,890,464	14,716,627
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,296,105	10,293,405
Fixed assets not yet placed in service	N/A	38,166	—
		28,430,220	27,215,518
Less: Accumulated depreciation		(21,527,468)	(20,950,633)
		$6,902,752	$6,264,885
Depreciation of property and equipment amounted to $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Included in property and equipment are finance lease assets of $0.3 million and $0.4 million as of March 31, 2026 and 2025, respectively.

NOTE 4. INVESTMENTS
Investments on the condensed consolidated balance sheets consisted of the following:

	March 31, 2026	December 31, 2025
Equity securities	$21,584,686	$20,201,411
U.S. Treasury securities	90,021,068	90,315,133
Crypto assets	290,514	379,149
Total investments	$111,896,268	$110,895,693
Available-for-Sale Securities
The major classes of the Company's available-for-sale debt securities and their respective fair values at March 31, 2026, were:

	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$2,500,000	$1,665	$—	$2,501,665
U.S. Treasury securities	87,297,752	221,651	—	87,519,403
Total	$89,797,752	$223,316	$—	$90,021,068
The maturity distribution based on the contractual terms of the Company's available-for-sale debt securities at March 31, 2026 was:

	Amortized Cost	Fair Value
Due within 1 year	$59,934,242	$60,006,318
Due after 1 year through 5 years	29,863,509	30,014,750
Total	$89,797,752	$90,021,068
NOTE 5. LEASES
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $1.3 million and $1.2 million for the three months ended March 31, 2026, and 2025, respectively.
Future minimum lease payments at March 31, 2026 were:

	Operating	Finance	Total
2026	$3,235,734	$80,300	$3,316,034
2027	1,804,808	4,999	1,809,807
2028	1,534,266	—	1,534,266
2029	1,345,499	—	1,345,499
2030	1,198,303	—	1,198,303
Total lease payments	9,118,609	85,299	9,203,907
Less: imputed interest	(876,480)	(2,724)	(879,204)
Present value of lease liability	$8,242,129	$82,575	$8,324,703

NOTE 6. LINE OF CREDIT
In May 2025 the Company renewed an existing line of credit with an available balance of $1.0 million and a maturity date of January 4, 2026. Upon maturity, the facility automatically converted to a demand note. The Company also established a line of credit in May 2025 with an available balance of $8.0 million and a maturity date of April 26, 2026. Upon maturity, the facility automatically converted to a demand note. Both lines of credit bear interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). There were no borrowings outstanding as of March 31, 2026 and December 31, 2025.
NOTE 7. INCOME TAXES
The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 0% for both periods. This was different than the federal income tax rate of 21% primarily due to the Company operating at a loss with a full valuation allowance.
.
NOTE 8. SEGMENT INFORMATION
The Company has two operating segments: (1) Broadcasting and (2) Digital, which also qualify as reportable segments. In accordance with ASC 280, “Segment Reporting,” the operating segments reflect how the chief operating decision maker, which the Company defines as the chief executive officer, assesses the performance of each operating segment and determines the appropriate allocations of resources to each segment. The Company continually reviews the operating segment classifications to align with operational changes in our business and may make changes as necessary. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain revenues and expenses.The Company evaluates performance based upon several factors, of which the primary financial measure is Segment Adjusted EBITDA.
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

The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	2026	2025
Revenues
Broadcasting	$43,701,492	$36,187,178
Digital	7,956,999	9,114,529
Total revenues	$51,658,491	$45,301,707

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	$24,622,400	$19,962,722
Adjusted general and administrative expenses (2)	15,112,660	13,033,591
Broadcasting adjusted EBITDA	3,966,432	3,190,865
Digital
Adjusted cost of sales (1)	5,063,956	5,224,696
Adjusted general and administrative expenses (2)	7,213,811	6,632,514
Digital adjusted EBITDA	(4,320,768)	(2,742,681)
Total reportable adjusted EBITDA	$(354,336)	$448,184

Corporate and unallocated
Depreciation	$(566,819)	$(736,875)
Amortization	(192,562)	(39,375)
Interest, net	1,340,862	1,048,231
Unrealized gain on marketable securities	978,911	1,585,580
Stock-based compensation	(3,355,369)	(1,577,109)
Other corporate matters	—	(9,667,603)
Other, net	(38,899)	(8,288,556)
Loss before income tax expense	(2,188,210)	(17,227,525)
Income tax expense	—	5,000
Net loss	$(2,188,210)	$(17,232,525)
(1) Adjusted cost of sales includes cost of sales less stock-based compensation.
(2) Adjusted general and administrative expenses includes general and administrative expenses less depreciation, stock-based compensation and other corporate matters.

Revenues by Segment by Component
The following tables set forth the Company’s revenues and segment by component for the three months ended March 31, 2026 and 2025:

	2026	2025
Broadcasting
Advertising	$23,732,086	$24,631,579
Affiliate fee	13,010,893	7,428,423
Subscription	3,471,236	3,689,676
Licensing	3,487,277	437,500
Total Broadcasting revenues	43,701,492	36,187,178
Digital
Advertising	$3,485,139	$4,255,615
Subscription	2,960,129	3,292,484
Product sales	1,511,731	1,566,430
Total Digital revenues	7,956,999	9,114,529
Total revenues	$51,658,491	$45,301,707

NOTE 9. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes payments due by period for the Company’s material firm commitments for contracts that run through 2028 as of March 31, 2026:

	Total	2026	2027	2028
Talent agreements	$15,432,533	$8,509,433	$5,680,100	$1,243,000

NOTE 10. LEGAL
Legal Matters
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. The payments will be made in three installments: (1) $27.0 million paid on August 15, 2025; (2) $20.0 million paid on January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The $20.0 million payable on or before January 15, 2027 is recorded within settlement liability on the unaudited condensed consolidated balance sheet. As of May 14, 2026 the outstanding balance of the settlement is $20 million.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of March 31, 2026, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of $28.3 million remaining to be paid over time. The fair value of the settlement agreement as of March 31, 2026 and 2025 was $24.0 million and $27.5 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 39 and 51 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount on the unaudited condensed consolidated balance sheet.
The table below represents the estimated timing of payments over the term of the agreements as of March 31, 2026:

	Total	2026	2027	2028	2029
Settlement agreements	$48,277,531	$5,000,413	$24,770,735	$4,201,482	$14,304,901

NOTE 11. EQUITY
Common Stock A – As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share.
Common Stock B - As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. Refer to Note 10. Legal for details of the settlement. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10.0 million increase in gross proceeds. Prior to conversion of the underlying Series B preferred stock into Class B common stock, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the conversion of the underlying Series B preferred shares to Class B common shares as a result of the Company's March 28, 2025 offering, the warrant meets the conditions for equity classification. As a result, the warrant has been recorded in equity at its March 28, 2025 fair value of $8.3 million with a final fair value adjustment loss of $1.8 million recorded in other, net on the March 31, 2025 unaudited condensed consolidated statements of operations and comprehensive loss.
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering, the exercise price is $7.50 per share. The warrant holder has the option to elect net share settlement. The effective date of the warrant is the date of the final close of the private placement offering. The Company determined that the award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the Company's unaudited condensed consolidated balance sheets as of March 31, 2025.
Standby Equity Purchase Agreement - On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock during the three months ended March 31, 2026.
As consideration under the SEPA, the Company paid to Yorkville (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA and recorded within the professional fees line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

NOTE 12. EQUITY-BASED COMPENSATION
On March 28, 2025, the Board adopted the Company's 2025 Omnibus Equity Incentive Plan (the “2025 Incentive Plan”) and it was approved by the Company's shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Incentive Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. The Company's administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Incentive Plan. The 2025 Incentive Plan is administered by the Board. On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options allow for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date.
As of March 31, 2026, the Company’s total compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Incentive Plan was $6.5 million and is expected to be recognized over a weighted average period of 0.5 years. The Company’s equity-based awards are settled in Class B Common Stock. As of March 31, 2026, the Company had 3.1 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The following table summarizes the activities for the Company's stock options for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	3,152,005	$9.36
Granted	—	—
Exercised	(9,336)	5.37
Forfeited	(18,500)	10.00
Expired	—	—
Outstanding at March 31, 2026	3,124,169	9.37
Exercisable as of March 31, 2026	3,081,521	9.33
The following table shows summary information for outstanding options and options that are exercisable (including 408,511 vested options and 2,673,010 options which are early exercisable) as of March 31, 2026:

	Options Outstanding	Options Exercisable
Number of options	3,124,169	3,081,521
Weighted average remaining contractual term (years)	8.26	8.25
Weighted average exercise price	$9.37	$9.33
Aggregate intrinsic value	$151,442	$151,442
The equity-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025:

	2026	2025
Cost of services	$2,043,407	$652,151
Personnel costs	1,311,961	924,958
Total equity-based compensation expense	$3,355,369	$1,577,109

NOTE 13. LOSS PER SHARE
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
The following table illustrates the reconciliation of the basic and diluted loss per share computations for the three months ended March 31, 2026 and 2025:

	2026	2025
Basic and diluted loss per share:
Numerator:
Net loss	$(2,188,210)	(17,232,525)
Cumulative dividends on preferred stock	—	4,667,803
Net loss attributable to common stockholders	$(2,188,210)	$(21,900,328)
Denominator:
Weighted average common stock outstanding, basic and diluted[1]	128,491,597	44,895,546
Per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.49)
1 Includes 39.2 million and 39.2 million shares of Class A common stock and 89.2 million and 88.9 million shares of Class B common stock, for the three months ended March 31, 2026 and 2025, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive for the three months ended March 31, 2026 and 2025:

	2026	2025
Warrants	1,933,333	1,933,333
Stock options	3,124,169	4,118,793
Unvested early exercised options	646,132	—
Total	5,703,634	6,052,127

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited consolidated financial statements for the three months ended March 31, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as may be amended supplemental or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

Overview
We are a global media company delivering news, opinion and entertainment content across multiple television and digital platforms. We serve audiences through our linear television network, streaming and digital properties, and related distribution channels, with a focus on producing compelling programming that builds viewer engagement, deepens loyalty and extends the reach of the Newsmax brand. We seek to enhance the value of our platform by investing in programming, strengthening our digital experience, broadening monetization opportunities and pursuing strategic domestic and international growth initiatives, including distribution and licensing arrangements that extend our content and brand into new markets.
We have developed a significant audience, reaching over 50 million Americans each month through our television broadcasts and multi-platform content, and have demonstrated sustainable growth. Revenues are up 27% comparing the three months ended March 31, 2026 compared to the same period in 2024. Newsmax Broadcasting's TV content is now available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Broadcasting’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements now provide cable television and digital news under the Newsmax brand to viewers in more than 100 countries including several European countries like Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia, Albania, Hungary, Poland, Bulgaria, Slovakia, Romania, and the Czech Republic. Newsmax Ukraine launched in February 2026.

Results of Operations
Three months ended March 31, 2026, versus March 31, 2025
The following table sets forth our results of operations data for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	2026	2025	$ Change	% Change
Revenues
Service Revenues
Advertising	$27,217,224	$28,887,194	$(1,669,970)	(5.8)
Affiliate fee	13,010,893	7,428,423	5,582,470	75.2
Subscription	6,431,365	6,982,160	(550,795)	(7.9)
Licensing	3,487,299	437,563	3,049,736	697.0
Product Sales	1,511,710	1,566,367	(54,657)	(3.5)
Total revenues	$51,658,491	$45,301,707	$6,356,783	14.0
Cost of revenues	31,729,763	25,839,571	5,890,192	22.8
Gross profit	$19,928,728	$19,462,136	$466,591	2.4
General & administrative	24,397,812	31,034,916	(6,637,104)	(21.4)
Other income (expense), net	2,280,874	(5,654,745)	7,935,619	(140.3)
Loss before income tax expense	$(2,188,210)	$(17,227,525)	$15,039,315	87.3
Income tax expense	—	5,000	(5,000)	(100.0)
Net loss	$(2,188,210)	$(17,232,525)	$15,044,315	87.3
Revenues
Revenues increased by $6.4 million, or 14.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Affiliate fee revenues increased by $5.6 million due to new contractual relationships as well as rate increases which took effect in late 2025 and 2026. Licensing revenue increased by $3.0 million due to an amendment of one of our licensing agreements that increased the rate and duration of the partnership in February 2026. Advertising revenue decreased by $(1.7) million due to reductions in digital advertising revenue and a decline in linear cable and satellite advertising, as the same quarter last year benefited from election-related demand. Subscription revenue decreased by $(0.6) million due to lower new customer acquisition offset by gains from expanded affiliate agreements making Newsmax available on more linear cable providers.
Cost of revenues increased by $5.9 million, or 22.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to increased production headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels. Other drivers related to the increase include stock-based compensation expense, additional costs for remote shoots to cover global news events and increase in advertising service platform costs.
Gross Profit
Gross profit increased by $0.5 million, or 2.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross profit as a percent of revenues decreased to 38.6% for the three months ended March 31, 2026 from 43.0% for the three months ended March 31, 2025. Gross profit percentage decreased mainly due to costs of revenues increasing at a faster rate than total revenues. The decline is also attributable to higher production and content costs, as well as changes in the product mix.
General and Administrative Expense
General and administrative expense decreased by $(6.6) million or (21.4)%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by the reduction of legal expenses related to the settlement of legal matters in 2025.

Other Income (Expense), Net
Other income (expense), net increased by $7.9 million, or 140.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by interest and dividend income as well as a reduction of one-time expenses incurred in 2025 related to becoming a publicly traded company.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	2026	2025	$ Change	% Change
Revenues
Broadcasting	$43,701,492	$36,187,178	$7,514,314	20.8
Digital	7,956,999	9,114,529	(1,157,530)	(12.7)
Total revenues	$51,658,491	$45,301,707	$6,356,783	14.0

	2026	2025	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$3,966,432	$3,190,865	$775,567	24.3
Digital	(4,320,768)	(2,742,681)	(1,578,087)	(57.5)
Adjusted EBITDA[1]	$(354,336)	$448,184	$(802,519)	(179.1)
Broadcasting

	2026	2025	$ Change	% Change
Revenues
Advertising	$23,732,086	$24,631,579	$(899,493)	(3.7)
Affiliate fee	13,010,893	7,428,423	5,582,470	75.2
Subscription	3,471,236	3,689,676	(218,440)	(5.9)
Licensing	3,487,277	437,500	3,049,777	697.1
Total revenues	$43,701,492	$36,187,178	$7,514,314	20.8
Cost of revenues	24,622,400	19,962,722	4,659,678	23.3
Gross profit	$19,079,092	$16,224,456	$2,854,636	17.6
General & administrative	15,112,660	13,033,591	2,079,069	16.0
Segment Adjusted EBITDA	$3,966,432	$3,190,865	$775,567	24.3
Broadcasting Revenues increased by $7.5 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to an increase in affiliate fee revenue of $5.6 million, which is attributed to new contractual relationships starting later in 2025 as well as rate increases in late 2025 and 2026, an expansion of our international license agreement in February 2026, offset by a decrease in advertising revenue of $(0.9) million due to lower customer insertion order volume and lower subscription revenue of $(0.2) million from Newsmax+ due to change in subscriber mix.
Broadcasting Segment Adjusted EBITDA increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due costs of revenues increasing at a faster rate than total revenues.Increases in affiliate fee and licensing revenue were offset by increases in cost of revenues and SG&A expense related to increased headcount, programming and production costs on our Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels.
1 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Digital

	2026	2025	$ Change	% Change
Revenues
Advertising	$3,485,139	$4,255,615	$(770,476)	(18.1)
Subscription	2,960,129	3,292,484	(332,355)	(10.1)
Product sales	1,511,731	1,566,430	(54,699)	(3.5)
Total revenues	$7,956,999	$9,114,529	$(1,157,530)	(12.7)
Cost of revenues	5,063,956	5,224,696	(160,740)	(3.1)
Gross profit	$2,893,043	$3,889,833	(996,790)	(25.6)
General & administrative	7,213,811	6,632,514	581,297	8.8
Segment Adjusted EBITDA[2]	$(4,320,768)	$(2,742,681)	$(1,578,087)	(57.5)
Digital Revenues decreased by $1.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to decreases in advertising revenue as well as subscription revenue.
Digital Segment Adjusted EBITDA decreased for the three months ended March 31, 2026, as compared to three months ended March 31, 2025, due to a decrease in advertising and subscription revenues, partially offset by decreases in cost of revenues, further impacted by increases in personnel and marketing expense.

The following table reconciles Net loss to Adjusted EBITDA for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	2026	2025
Net loss	$(2,188,210)	$(17,232,525)
Add
Depreciation	566,819	736,875
Amortization	192,562	39,375
Interest, net	(1,340,862)	(1,048,231)
Unrealized gain on marketable securities	(978,911)	(1,585,579)
Stock-based compensation	3,355,369	1,577,110
Other corporate matters[3]	-	9,667,603
Other, net[4]	38,899	8,288,556
Income tax expense	-	5,000
Adjusted EBITDA[5]	$(354,336)	$448,184
Liquidity and Capital Resources
We had $17.2 million of cash and cash equivalents and $111.9 million in investments as of March 31, 2026. Our primary sources of liquidity include cash on hand and available-for-sale investments. On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million to be paid in the current and next fiscal year. As of March 31, 2026, there remains one final installment of $20.0 million due on or before January 15, 2027, for which the Company, maintains a fully funded escrow amount.
2 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
3 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that we have determined are infrequent and unusual in terms of their magnitude.
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

The principal uses of cash that affect our liquidity position include the following: operational expenditures including production costs, marketing and promotional expenses, expenses related to broadcasting our programming, employee and facility costs, and capital expenditures to modernize our production studios.
We believe these sources of liquidity are sufficient to meet our business operating requirements and our capital expenditures for the next 12 months from the issuance date of these condensed consolidated financial statements.
Cash and Cash Equivalents
As of March 31, 2026, cash and cash equivalents balance was $17.2 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less.
The following table shows our cash flows from operating activities, investing activities and financing activities:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
Net cash (used in) provided by:
Operating activities	$(2,642,837)	$(15,725,959)	$13,083,123	(83.2)%
Investing activities	(594,203)	(29,463,622)	28,869,420	(98.0)%
Financing activities	2,779	147,855,388	(147,852,610)	(100.0)%

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $2.6 million and was primarily due to the Company's net loss, non-cash expenses, investment gains, and timing of working capital activity. Operating cash inflows were primarily a result of timing of customer collections. Operating cash outflows were primarily a result of timing of vendor payments. Further, the Company extended its international license contract during February 2026, resulting in increases to other assets and long-term liabilities for the related capitalized contract costs.
Net cash used in operating activities for the three months ended March 31, 2025 was $15.7 million and was primarily due to a net loss and offset by the change in fair value of warrant and derivative liability.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $0.6 million primarily due to the purchase of property and equipment and investments.
Net cash used in investing activities for the three months ended March 31, 2025 was $29.5 million primarily due to an increase in the purchase of investments offset by the maturity of certain investments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $2.8 thousand due to proceeds received from the exercise of stock options offset by principal payments made under finance lease obligations.
Net cash provided by financing activities for the three months ended March 31, 2025 was $147.9 million primarily from issuances of convertible stock and common stock in the initial public offering.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measure is useful in evaluating our operating performance.
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and does not include depreciation, amortization related to the incremental costs to obtain a contract, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, stock-based compensation, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings and settlements that we have determined are not representative of the Company's core operating performance), other, net, and income tax expense.
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
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company has exposure to two types of market risk: changes in interest rates and equity prices. The Company neither holds nor issues financial instruments for trading or hedging purposes. The following sections provide quantitative and qualitative information on the Company’s exposure to interest rate risk and equity price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest Rate Risk
We had $17.2 million of cash and cash equivalents at March 31, 2026. These amounts were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Based on our cash and cash equivalents balance as of March 31, 2026, and assuming such balance remained unchanged for a full year, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual pre-tax earnings by $0.1 million. The actual impact of interest rate changes may differ from this estimate based on the timing of cash flows, changes in cash balances, investment maturities, reinvestment rates, and the terms of our money market funds and time deposits.
Equity Price Risk
A portion of our investment portfolio consists of marketable equity securities carried at fair value, with changes in fair value recognized in earnings. We had $21.6 million in marketable equity securities as of March 31, 2026, which represented the carrying value of these securities. A hypothetical 10% increase or decrease in quoted market prices as of March 31, 2026 would have resulted in an increase or decrease of $2.2 million in the fair value of these securities and would have had a corresponding effect on pre-tax earnings.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. In addition, management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
Because of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. As of March 31, 2026, the remaining final installment of $20.0 million is due on or before January 15, 2027, for which the Company maintains a fully funded escrow amount.

ITEM 1A. RISK FACTORS
The following risk updates the risk factors previously disclosed in our most recent Annual Report. Please refer to Part I, Item 1.A Risk Factors in our Annual Report for the year ended December 31, 2025 for other risks related to our business.

Risks Relating to Legal and Regulatory Matters

Our continued expansion into international markets through licensing arrangements exposes us to legal, regulatory, commercial, and reputational risks that could adversely affect our business, financial condition and results of operations.

As we expand internationally through agreements that permit non-U.S. counterparties to distribute, market, or monetize our content and brand, we become increasingly exposed to laws, regulations and government actions in the jurisdictions in which those activities occur. These legal and regulatory regimes may govern, among other things, media and broadcast content, content quotas, censorship,advertising, consumer protection, privacy and data protection, intellectual property, sanctions, export controls, anti-corruption, taxes, currency transfers and local commercial practices. Such requirements may change rapidly, may be interpreted inconsistently by courts and regulators, and may be enforced unevenly or unpredictably, particularly in emerging markets where the legal and regulatory environment is less predictable.

In addition, because we may rely on third-party licensees, distributors, agents or other counterparties in these markets, we may have limited ability to control or monitor full compliance with applicable local legal and regulatory requirements, contractual restrictions, contents, and brand standards and operational practices. If a foreign counterparty fails to maintain quality or integrity of our content, engages in unethical or illegal practices, or fails to comply with applicable law or with the terms of its arrangement with us, or if local law limits our ability to enforce our contractual or intellectual property rights, we could experience business interruptions, disputes, the inability of counterparties to meet minimum guarantee or other payment obligations, delayed payments, loss of expected revenues, impairment of valuable commercial relationships, brand or reputational harm, fines, penalties or other liabilities. Furthermore, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws of the United States, and inadequate protection of our intellectual property could allow third parties to exploit our content or brand without authorization.

Additionally, new or changing laws, regulations or government policies in foreign jurisdictions could require us to modify, restrict or terminate certain international licensing activities, delay market entry, increase compliance, monitoring and enforcement costs, or make certain arrangements commercially impracticable. Any of these developments could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(b)Exhibit Index

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K/A	001-42575	3.1	April 2, 2025
3.2	Amended and Restated Bylaws	10-K/A	001-42575	3.2	April 2, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File - the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL.					X
*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWSMAX INC.

Date: May 14, 2026	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)