Form 10-Q
period 2026-06-30
Newsmax Inc.
filed 2026-08-13
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 10, 2026, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,921,348 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$25,883,741	$20,433,021
Funds held in escrow	20,000,000	20,000,000
Investments	102,416,053	110,895,693
Accounts receivable, net	41,380,698	33,414,435
Inventories, net	1,900,448	2,027,168
Prepaid expenses and other current assets	10,101,943	8,690,490
Total current assets	201,682,883	195,460,807
Property and equipment, net	7,079,941	6,264,885
Right of use assets	11,250,654	8,823,716
Other assets	10,266,246	9,293,670
Funds held in escrow	-	20,000,000
Total assets	$230,279,724	$239,843,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,120,197	$16,770,777
Accrued expenses	16,203,731	14,894,949
Deferred revenue	11,259,473	12,599,119
Lease liability	4,265,645	4,062,971
Settlement liability	28,231,170	26,487,028
Share repurchase liability	6,461,320	6,461,320
Total current liabilities	84,541,536	81,276,164
Long-term liabilities:
Deferred revenue, net of current portion	2,836,823	3,148,945
Lease liability, net of current portion	7,313,038	5,292,095
Other long-term liabilities	3,641,667	925,000
Settlement liability, net of current portion	18,764,207	43,152,322
Total liabilities	117,097,271	133,794,526
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, 0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding at par as of June 30, 2026 and December 31, 2025; Class B common stock, 0.001 par value; 940,000,000 shares authorized 89,921,348 and 89,889,822 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	129,161	129,129
Additional paid-in capital	440,150,435	433,325,830
Accumulated other comprehensive income	94,548	464,365
Accumulated deficit	(327,191,691)	(327,870,772)
Total stockholders’ equity	113,182,453	106,048,552
Total liabilities and stockholders’ equity	$230,279,724	$239,843,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Service revenue	$53,052,444	$44,884,207	$103,199,226	$88,619,547
Product revenue	1,063,041	1,555,537	2,574,750	3,121,904
Total revenues	54,115,485	46,439,744	105,773,976	91,741,451

Cost of services	30,006,022	27,758,685	60,767,493	52,407,148
Cost of products sold	775,759	1,039,298	1,744,051	2,230,404
Gross profit	23,333,704	17,641,761	43,262,432	37,103,899

General and administrative expenses:
Personnel costs	8,873,996	8,614,761	17,922,630	16,628,178
Advertising costs	3,928,215	5,941,417	9,290,213	10,359,871
Depreciation	525,142	734,590	1,091,961	1,471,465
Other corporate matters	—	68,437,098	—	78,104,701
Other	8,701,407	10,319,344	18,121,768	18,517,912
Total general and administrative expenses	22,028,760	94,047,210	46,426,572	125,082,127

Income (loss) from operations	1,304,944	(76,405,449)	(3,164,140)	(87,978,228)

Other income (expense), net:
Interest and dividend income	1,310,328	1,802,054	2,654,140	2,856,340
Interest expense	(1,664)	(7,456)	(4,614)	(13,511)
Realized gain on marketable securities	327,476	—	327,476	—
Unrealized gain on marketable securities	271,965	(500,736)	1,250,876	1,084,844
Other, net	(345,758)	(54,342)	(384,657)	(8,342,898)
Total other income (expense), net	1,562,347	1,239,520	3,843,221	(4,415,225)

Net income (loss) before income taxes	2,867,291	(75,165,929)	679,081	(92,393,453)

Income tax expense	—	9,693	—	14,693
Net income (loss)	$2,867,291	$(75,175,622)	$679,081	$(92,408,146)

Other comprehensive income:
Unrealized (loss) gain on available for sale debt investments, net of income tax	(128,768)	446,778	(369,817)	929,169
Comprehensive income (loss)	$2,738,523	$(74,728,844)	$309,264	$(91,478,977)

Weighted average common stock outstanding
Basic	128,508,173	128,333,356	128,499,931	86,938,585
Diluted	129,285,724	128,333,356	129,267,846	86,938,585

Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.59)	$0.01	$(1.12)
Diluted	$0.02	$(0.59)	$0.01	$(1.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Convertible and redeemable Series A Preferred Stock:
Beginning balances	$—	$—	$—	$128,576,901
Dividends accretion	—	—	—	608,238
Recapitalization and conversion of preferred stock	—	—	—	(129,185,139)
Ending balances	$—	$—	$—	$—

Total stockholders' equity (deficit), beginning balances	$106,048,552	$177,380,358	$106,048,552	$(137,643,729)

Common stock and addition paid-in capital:
Beginning balances	$436,860,462	$422,558,993	$433,454,959	$18,056,712
Issuance of common stock, net of offering cost and expenses	—	65,000	—	64,960,465
Recapitalization and conversion of preferred stock	—	—	—	329,432,829
Exercise of stock options into common stock, net of withholding tax	100,299	218,697	150,433	1,406,643
Warrant liability conversion	—		—	8,324,000
Dividends	—		—	(915,069)
Standby Equity Purchase Agreement commitment fee		500,000		500,000
Stock-based compensation expense	3,318,836	3,417,685	6,674,204	4,994,794
Ending balances	$440,279,596	$426,760,375	$440,279,596	$426,760,375

Convertible and redeemable Series B Preferred Stock:
Beginning balances	$—	$—	$—	$86,742,045
Preferred stock Series B sale	—	—	—	51,982,894
Issuance of equity-classified warrants	—	—	—	1,144,976
Recapitalization and conversion of preferred stock	—	—	—	(139,869,915)
Ending balances	$—	$—	$—	$—

Treasury stock:
Beginning balances	$—	$—	$—	$(14,622,222)
Recapitalization and conversion of preferred stock	—	—	—	14,622,222
Ending balances	$—	$—	$—	$—

Accumulated other comprehensive income (loss):
Beginning balances	$223,316	$429,542	$464,365	$(52,849)
Other comprehensive income (loss)	(128,768)	446,778	(369,817)	929,169
Ending balances	$94,548	$876,320	$94,548	$876,320

Retained earnings:
Beginning balances	$(330,058,982)	$(245,608,177)	$(327,870,772)	$(227,767,415)
Dividends accretion	—	—	—	(608,238)
Net income (loss)	2,867,291	(75,175,622)	679,081	(92,408,146)
Ending balances	$(327,191,691)	$(320,783,799)	$(327,191,691)	$(320,783,799)

Total stockholders' equity, ending balances	$113,182,453	$106,852,896	$113,182,453	$106,852,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$679,081	$(92,408,146)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,051,701	3,089,126
Stock-based compensation	6,674,202	4,994,794
Change in fair value of warrant liability	-	1,824,179
Change in fair value of derivative liability	-	6,104,230
Provision for (recovery of) credit losses	184,140	(266,076)
Realized gain on marketable securities	(327,476)	-
Unrealized gain on marketable securities	(1,105,518)	(1,084,844)
Lease expense	1,898,771	1,788,532
Non-cash expense related to SEPA Agreement	-	500,000
Changes in operating assets and liabilities:
Accounts receivable	(8,150,403)	(1,021,463)
Inventory	126,720	151,745
Prepaid expenses and other current assets	(1,411,453)	(1,226,532)
Funds released from escrow	20,000,000	-
Other asset	(2,932,316)	(1,201,125)
Security deposits	-	11,107
Accounts payable	918,221	314,683
Accrued expenses	1,308,782	(2,530,837)
Lease liabilities	(2,102,092)	(1,921,948)
Settlement liability	(22,643,973)	44,984,790
Other long-term liabilities	2,716,667	1,000,000
Deferred revenue	(1,651,768)	(2,050,078)
Net cash used in operating activities	(2,766,713)	(38,947,863)

Cash flows from investing activities:
Purchase of investments	(2,531,294)	(131,727,862)
Proceeds from maturity of investments	9,735,553	28,000,000
Sale of investments	2,338,557	-
Purchase of property and equipment	(1,379,821)	(689,460)
Net cash provided by (used in) investing activities	8,162,996	(104,417,322)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	-	80,742,222
Proceeds from issuance of common stock IPO, net	-	66,659,453
Proceeds from exercise of stock options	150,435	6,707,723
Proceeds from additional stock issuance	-	65,000
Payment of dividend	-	(915,067)
Principal payment under finance lease obligation	(95,997)	(104,995)
Net cash provided by financing activities	54,438	153,154,337
Net change in cash	5,450,720	9,789,152
Cash and cash equivalents – beginning	20,433,021	24,052,887
Cash and cash equivalents – ending	$25,883,741	$33,842,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2026	2025
Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$4,102,295	$28,391
Interest paid	$-	$1,829

Non-cash transactions:
Property and equipment acquired through accounts payable	$431,199	$743,485
Non-cash financing activities:
Common stock issuance costs reclassified from prepaid expenses	$-	$(1,798,989)
Issuance of warrants in connection with the issuance of convertible stock	$-	$1,144,976
Proceeds from exercise of stock options in transit	$-	$38,320
IPO funds receivable in escrow	$-	$34,500

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

Operating results for the six months ended June 30, 2026 are not indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Service revenue is comprised of the following for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advertising	$28,794,046	$29,865,889	$56,011,272	$58,753,084
Affiliate fee	13,358,974	7,343,407	26,369,866	14,771,830
Subscription	6,289,252	6,980,040	12,720,617	13,962,199
Licensing	4,610,172	694,871	8,097,471	1,132,434
Total	$53,052,444	$44,884,207	$103,199,226	$88,619,547
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
The Company enters into agreements with OTT distribution platforms to distribute the Company’s news channel. Pursuant to certain distribution agreements, advertising revenues are earned based on an allocation of the fee determined by the number of impressions received. These contracts represent a single performance obligation recognized over the contract period. Revenue is recognized upon delivery of the content over the course of an OTT distribution agreement term based on time elapsed, as this best depicts the simultaneous consumption and delivery of the services. The Company bills OTT customers monthly over the contract term. The Company has an unconditional right to receive payment of the amount billed, generally within 30 days from the invoice date. The invoiced amount to be received is recorded in accounts receivable on the condensed consolidated balance sheets.
Subscription
The Company sells magazine subscriptions to consumers. Each subscription is determined to be a distinct performance obligation that is satisfied over the term of the contract, normally one (1) to five (5) years. Subscription payments received from customers in advance of the publication are recorded as deferred revenue and recognized as revenue on a straight line basis over the contract term.
Newsmax+ provides the Company’s content directly to consumers and invoices either monthly or annually. Monthly subscriptions are recognized as revenue in the month the performance obligation was fulfilled. Annual subscriptions are recorded as deferred revenue and recognized as revenue ratably over the term.
Deferred subscription revenue balances along with the corresponding revenue recognized from the preceding six-month period:

	June 30, 2026	December 31, 2025
Deferred subscription revenue, current portion	$10,484,945	$12,278,556
Deferred subscription revenue, net of current portion	2,836,823	3,148,945
Total deferred subscription revenue	$13,321,769	$15,427,501
Deferred subscription revenue recognized in revenue for the three and six months ended June 30, 2026 was $3.5 million and $8.2 million, respectively, and for the three and six months ended June 30, 2025 was $4.0 million and $7.7 million, respectively.

Affiliate Fee
The Company generates affiliate fee revenue from agreements with third-party multichannel video programming distributors ("MVPDs") for cable networks. It is recognized over time as programming is made available to the customer over the term of the agreement using the output method. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. Consideration payable to a customer is treated as a cost of sale when distinct. If a service is not distinct, such consideration is recorded as a reduction to revenues. Affiliate fee contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.

Licensing
The Company generates revenue from its content licensing agreements. Revenue for its multiple performance obligations, all having the same period of transfer, is recognized over the contract term during which its symbolic IP and news content is made available to the customer.
Product Revenue
Product sales are derived primarily from the sales of books, audio and video media, and dietary supplements and are recognized at the point in time control transfers to the customer, which is when the product is shipped and control transfers to the customer. Allowances are estimated for returns and refunds when revenue is recognized. As of June 30, 2026 and December 31, 2025, the refund liability was $0.4 million and $0.7 million, respectively and is classified as a reduction in accounts receivable. The Company records taxes collected from customers and remitted to governmental authorities on a net basis. Product revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplement sales	$1,019,214	$1,194,709	$2,096,229	$2,309,649
Books, media and other product sales	151,395	561,670	780,999	1,220,393
Product returns and allowances	(107,568)	(200,842)	(302,478)	(408,138)
Total	$1,063,041	$1,555,537	$2,574,750	$3,121,904
Incremental Costs to Obtain a Contract
Amortization expense is included within advertising costs on the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the Company had $4.5 million of unamortized capitalized costs to obtain a contract, of which $1.0 million is recorded within prepaid expenses and other current assets and $3.6 million is recorded within other assets on our unaudited condensed consolidated balance sheet. During the three and six months ended June 30, 2026, the Company recorded $0.2 million and $0.4 million, respectively, of amortization of capitalized costs, which is recorded within professional fees on our unaudited condensed consolidated statement of operations and comprehensive income (loss). During the three and six months ended June 30, 2025, the Company recorded $0.05 million and $0.09 million, respectively, of amortization of capitalized costs, which is recorded within other on our unaudited condensed consolidated statement of operations and comprehensive income (loss).
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $1.8 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. Provisions for (recoveries of) credit losses totaled $(0.1) million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $(0.1) million and $(0.3) million for the three and six months ended June 30, 2025, respectively.

Funds Held in Escrow
In connection with the settlement agreement reached with Dominion (as defined below in Note 10), the Company established an escrow account to secure the settlement obligations. As of June 30, 2026, the balance of the escrow account totaled $20.0 million. The escrowed funds will be released in one installment of $20.0 million payable on or before January 15, 2027.
Funds held in the escrow account earn interest at an annual rate of 4.02%. As of June 30, 2026, cumulative interest income of $0.9 million has been earned on the escrow balance. The interest income is recorded as a component of other income in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The related interest receivable is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive common shares, which include warrants, stock options, and unvested shares issued upon early exercise of stock options. For periods in which a net loss is reported, all potentially dilutive securities were excluded from the diluted share calculation as their effect would have been antidilutive.
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

NOTE 2. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3). Assets and liabilities subject to fair value measurements are:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$16,199,082	$—	$—	$16,199,082
Total cash and cash equivalents	$16,199,082	$—	$—	$16,199,082
Investments
Equity securities	$22,268,472	$—	$—	$22,268,472
U.S. Treasury securities	—	79,088,560	—	79,088,560
Certificates of deposit	—	750,230	—	750,230
Crypto assets	308,791	—	—	308,791
Total investments	$22,577,263	$79,838,790	$—	$102,416,053
Total assets	$38,776,344	$79,838,790	$—	$118,615,134

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$10,625,821	$—	$—	$10,625,821
Total cash and cash equivalents	$10,625,821	$—	$—	$10,625,821
Investments
Equity securities	$20,201,411	$—	$—	$20,201,411
U.S. Treasury securities	—	87,808,288	—	87,808,288
Certificates of deposit	—	2,506,845	—	2,506,845
Crypto assets	379,149	—	—	379,149
Total investments	$20,580,561	$90,315,133	$—	$110,895,693
Total assets	$31,206,382	$90,315,133	$—	$121,521,514
NOTE 3. PROPERTY AND EQUIPMENT
Major classes of property and equipment are:

	Estimated Useful Lives	June 30, 2026	December 31, 2025
Furniture and fixtures	7 years	$2,248,868	$2,205,486
Computer, office and production equipment	3-8 years	16,597,595	14,716,627
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,296,105	10,293,405
		29,142,568	27,215,518
Less: Accumulated depreciation		(22,062,627)	(20,950,633)
		$7,079,941	$6,264,885
Depreciation of property and equipment amounted to $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2025, respectively. Included in property and equipment are finance lease assets of $0.2 million and $0.4 million as of June 30, 2026 and 2025, respectively.

NOTE 4. INVESTMENTS
Major classes of investments are:

	June 30, 2026	December 31, 2025
Equity securities	$22,268,472	$20,201,411
U.S. Treasury securities	79,838,790	90,315,133
Crypto assets	308,791	379,149
Total investments	$102,416,053	$110,895,693
Available-for-Sale Securities
Major classes of available-for-sale debt securities and their respective fair values at June 30, 2026, were:

	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Fair Value
Certificate of deposit	$750,000	$230	$—	$750,230
U.S. Treasury securities	78,994,242	94,318	—	79,088,560
Total	$79,744,242	$94,548	$—	$79,838,790
Maturity period distribution based on the contractual terms of the available-for-sale debt securities at June 30, 2026 was:

	Amortized Cost	Fair Value
Matures within 1 year	$59,925,730	$59,965,090
Matures after 1 year through 5 years	19,818,513	19,873,700
Total	$79,744,242	$79,838,790
NOTE 5. LEASES
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Finance lease expense is recognized over the lease term within interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Total operating and finance lease expense relates to lease costs and totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively.
Future minimum lease payments at June 30, 2026:

	Operating	Finance	Total
2026	$2,171,188	$29,994	$2,201,182
2027	4,685,445	4,999	4,690,444
2028	3,052,829	—	3,052,829
2029	1,412,413	—	1,412,413
2030	1,206,653	—	1,206,653
2031	2,672	—	2,672
Total lease payments	12,531,198	34,993	12,566,191
Less: imputed interest	(986,448)	(1,060)	(987,508)
Present value of lease liability	$11,544,751	$33,933	$11,578,684

NOTE 6. LINE OF CREDIT
In May 2025 the Company renewed an existing line of credit with an available balance of $1.0 million and a maturity date of January 4, 2026. The Company also established a line of credit in May 2025 with an available balance of $8.0 million and a maturity date of April 26, 2026. The facility automatically converted both to a demand note. Both term notes bear interest at the greater of (i) one percent (1.000%) or (ii) the Prime Rate minus seventy five hundredths percent (-0.750%). There were no borrowings outstanding as of June 30, 2026 and December 31, 2025.
NOTE 7. INCOME TAXES
The Company’s effective income tax rate for the six months ended June 30, 2026 and 2025 was 0% for both periods. This was different than the federal income tax rate of 21% primarily due to the Company operating at a tax loss with a full valuation allowance.

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
Segment Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and excludes depreciation, amortization related to incremental costs to obtain a contract, interest, net, asset impairment, unrealized gain (loss) on marketable securities, stock-based compensation, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude. Management believes that Segment Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s business. The Company does not present asset information for our segments as this information is not used to allocate resources.

The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Broadcasting	$45,814,855	$38,029,015	$89,516,347	$74,216,192
Digital	8,300,630	8,410,729	16,257,629	17,525,259
Total revenues	$54,115,485	$46,439,744	$105,773,976	$91,741,451

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	$24,300,793	$21,558,033	48,923,192	41,520,756
Adjusted general and administrative expenses (2)	13,441,338	14,837,968	28,554,000	27,871,559
Broadcasting adjusted EBITDA	8,072,724	1,633,014	12,039,155	4,823,877
Digital
Adjusted cost of sales (1)	4,491,125	5,137,983	9,555,082	10,362,681
Adjusted general and administrative expenses (2)	6,167,033	8,671,929	13,380,844	15,304,443
Digital adjusted EBITDA	(2,357,528)	(5,399,183)	(6,678,297)	(8,141,865)
Total reportable adjusted EBITDA	$5,715,196	$(3,766,169)	$5,360,858	$(3,317,988)

Corporate and unallocated
Depreciation	$(525,142)	$(734,590)	$(1,091,961)	$(1,471,465)
Amortization	(238,799)	(49,906)	(431,359)	(89,280)
Interest, net	1,308,664	1,794,598	2,649,526	2,842,829
Unrealized gain on marketable securities	271,965	(500,736)	1,250,876	1,084,844
Stock-based compensation	(3,318,835)	(3,417,686)	(6,674,202)	(4,994,794)
Other corporate matters	—	(68,437,098)	—	(78,104,701)
Other, net	(345,758)	(54,342)	(384,657)	(8,342,898)
Income (loss) before income tax expense	2,867,291	(75,165,929)	679,081	(92,393,453)
Income tax expense	—	9,693	—	14,693
Net income (loss)	$2,867,291	$(75,175,622)	$679,081	$(92,408,146)
(1) Adjusted cost of sales includes cost of sales less stock-based compensation.
(2) Adjusted general and administrative expenses includes general and administrative expenses less depreciation, stock-based compensation and other corporate matters.

Revenues by Segment by Component
The following tables set forth the revenues and segment by component:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Broadcasting
Advertising	$24,378,388	$26,225,117	$48,110,476	$50,856,696
Affiliate fee	13,358,974	7,343,407	26,369,866	14,771,830
Subscription	3,467,330	3,765,699	6,938,565	7,455,375
Licensing	4,610,163	694,792	8,097,440	1,132,291
Total Broadcasting revenues	$45,814,855	$38,029,015	$89,516,347	$74,216,192
Digital
Advertising	$4,415,658	$3,640,772	$7,900,797	$7,896,389
Subscription	2,821,922	3,214,341	5,782,051	6,506,824
Product sales	1,063,050	1,555,616	2,574,781	3,122,046
Total Digital revenues	8,300,630	8,410,729	16,257,629	17,525,259
Total revenues	$54,115,485	$46,439,744	$105,773,976	$91,741,451

NOTE 9. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes payments due by period for contracts that run through 2028 as of June 30, 2026:

	Total	2026	2027	2028
Talent agreements	$13,025,583	$5,579,150	$5,936,767	$1,509,667

NOTE 10. LEGAL
Legal Matters
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. The payments are payable in three installments: (1) $27.0 million paid on August 15, 2025; (2) $20.0 million paid on January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The $20.0 million payable on or before January 15, 2027 is recorded within settlement liability on the unaudited condensed consolidated balance sheet. As of August 13, 2026 the outstanding balance of the settlement is $20.0 million.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of June 30, 2026, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of $27.0 million remaining to be paid over time. The fair value of the settlement agreement as of June 30, 2026 and June 30, 2025 was $23.2 million and $26.7 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 36 and 48 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount. As of August 13, 2026 the outstanding balance of the settlement is $27.0 million.
The table below represents the estimated timing of payments over the term of the agreements as of June 30, 2026:

	Total	2026	2027	2028	2029
Settlement agreements	$46,995,377	$4,975,815	$26,263,933	$5,350,239	$10,405,389

NOTE 11. EQUITY
Common Stock A – As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share.
Common Stock B - As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering (the "Preferred Stock Conversion"), Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10.0 million increase in gross proceeds. Prior to Preferred Stock Conversion, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the Preferred Stock Conversion, the warrant met the conditions for equity classification and was reclassified into equity at its March 28, 2025 fair value of $8.3 million with a final fair value adjustment loss of $1.8 million recorded in other, net on the June 30, 2025 unaudited condensed consolidated statements of operations and comprehensive income (loss).
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the Preferred Stock Conversion, the warrant holder can purchase 600,000 shares of common stock at an exercise price of $7.50 per share The warrant holder has the option to elect net share settlement. The award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the unaudited condensed consolidated balance sheets as of June 30, 2025.
Standby Equity Purchase Agreement - On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock during the three or six months ended June 30, 2026.
As consideration under the SEPA, the Company paid to a 3rd party (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA and recorded within other in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.

NOTE 12. EQUITY-BASED COMPENSATION
On March 28, 2025, the Board of Directors adopted the Company's 2025 Omnibus Equity Incentive Plan (the “2025 Incentive Plan”) and was approved by the Company's shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Incentive Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. The Company's administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Incentive Plan. The 2025 Incentive Plan is administered by the Board. On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date. These options allow for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date.
As of June 30, 2026, the Company’s total compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees under the 2025 Incentive Plan was $3.7 million and is expected to be recognized over a weighted average period of 0.3 years. The Company’s equity-based awards are settled in Class B Common Stock. As of June 30, 2026, the Company had 3.0 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The following table summarizes stock options for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	3,152,005	$9.36
Granted	203,674	6.87
Exercised	(31,526)	4.77
Forfeited	(31,351)	10.00
Outstanding at June 30, 2026	3,292,802	$9.24
Exercisable as of June 30, 2026	3,103,104	$9.33
The following table shows summary information for outstanding options and options that are exercisable (including 386,321 vested options and 2,716,783 options which are early exercisable) as of June 30, 2026:

	Options Outstanding	Options Exercisable
Number of options	3,292,802	3,103,104
Weighted average remaining contractual term (years)	8.21	8.12
Weighted average exercise price	$9.24	$9.33
Aggregate intrinsic value	$1,575,641	$1,396,037
The equity-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services	$1,989,864	$2,101,966	$4,033,271	$2,754,116
Personnel costs	1,328,971	1,315,720	2,640,931	2,240,678
Total equity-based compensation expense	$3,318,835	$3,417,686	$6,674,202	$4,994,794

NOTE 13. INCOME (LOSS) PER SHARE
The holders of the Company's Class A and Class B common stock have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents the income (loss) per share for Class A and Class B common stock together. Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of the Company's Class A and Class B common stock outstanding. Loss per share for Class B common stock is not presented separately as under the two-class method Class A and Class B loss per share is not meaningfully different.
The following table illustrates the reconciliation of the basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted income (loss) per share:
Numerator:
Net income (loss)	$2,867,291	$(75,175,622)	$679,081	$(92,408,146)
Cumulative dividends on preferred stock	—	—	—	4,667,803
Net income (loss) attributable to common stockholders	$2,867,291	$(75,175,622)	$679,081	$(97,075,949)
Denominator:
Weighted average common stock outstanding, basic[1]	128,508,173	128,333,356	128,499,931	86,938,585
Effect of dilutive securities:
Dilutive effect of stock options	131,419	—	121,783	—
Dilutive effect of early exercised options	646,132	—	646,132	—
Weighted average common stock outstanding, diluted	129,285,724	128,333,356	129,267,846	86,938,585
Per share:
Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.59)	$0.01	$(1.12)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.59)	$0.01	$(1.12)
1 Includes 39.2 million and 39.2 million shares of Class A common stock and 89.3 million and 89.1 million shares of Class B common stock, for the three months ended June 30, 2026 and 2025, respectively. Includes 39.2 million and39.2 million shares of Class A common stock and 89.3 million and 89.2 million shares of Class B common stock, for the six months ended June 30, 2026 and 2025, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	1,933,333	1,933,333	1,933,333	1,933,333
Stock options	3,161,383	4,095,133	3,171,019	4,095,133
Unvested early exercised options	—	530,108	—	530,108
Total	5,094,716	6,558,574	5,104,352	6,558,574

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited consolidated financial statements for the three and six months ended June 30, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as may be amended supplemental or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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
We have developed a significant audience, reaching over 50 million Americans each month through our television broadcasts and multi-platform content, and have demonstrated sustainable growth. Revenues are up 17% and 15% comparing the three and six months ended June 30, 2026, respectively compared to the same period in 2025. Newsmax Broadcasting's TV content is now available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Broadcasting’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements now provide cable television and digital news under the Newsmax brand to viewers in more than 100 countries including several European countries like Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia, Albania, Hungary, Poland, Bulgaria, Slovakia, Romania, Ukraine, and the Czech Republic.

Results of Operations
Three months ended June 30, 2026, versus June 30, 2025
The following table sets forth our results of operations data for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Service Revenues
Advertising	$28,794,046	$29,865,889	$(1,071,843)	(3.6)
Affiliate fee	13,358,974	7,343,407	6,015,567	81.9
Subscription	6,289,252	6,980,040	(690,788)	(9.9)
Licensing	4,610,172	694,871	3,915,301	563.5
Product Sales	1,063,041	1,555,537	(492,496)	(31.7)
Total revenues	$54,115,485	$46,439,744	$7,675,740	16.5
Cost of revenues	30,781,781	28,797,983	1,983,798	6.9
Gross profit	$23,333,704	$17,641,761	$5,691,942	32.3
General & administrative	22,028,760	94,047,210	(72,018,450)	(76.6)
Other income, net	1,562,347	1,239,520	322,827	26.0
Income (loss) before income tax expense	$2,867,291	$(75,165,929)	$78,033,220	103.8
Income tax expense	—	9,693	(9,693)	(100.0)
Net income (loss)	$2,867,291	$(75,175,622)	$78,042,913	103.8
Revenues
Revenues increased by $7.7 million, or 16.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Affiliate fee revenues increased by $6.0 million due to new contractual relationships as well as rate increases which took effect in late 2025 and 2026. Licensing revenue increased by $3.9 million due to an amendment of one of our licensing agreements that increased the rate and duration of the arrangement in February 2026. Advertising revenue decreased by $(1.1) million due to reductions in digital advertising revenue and a decline in linear cable and satellite advertising, as the same quarter last year benefited from election-related demand. Subscription revenue decreased by $(0.7) million due to lower new customer acquisition offset by gains from expanded affiliate agreements making Newsmax available on more linear cable providers.
Cost of revenues increased by $2.0 million, or 6.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to increased production headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels.
Gross Profit
Gross profit increased by $5.7 million, or 32.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross profit as a percent of revenues increased to 43.1% for the three months ended June 30, 2026 from 38.0% for the three months ended June 30, 2025. Gross profit percentage increased mainly due to increases in rates for both affiliate fee and licensing revenues.
General and Administrative Expense
General and administrative expense decreased by $(72.0) million or (76.6)%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by the reduction of legal expenses related to the settlement of legal matters in 2025.

Other Income, Net
Other income, net increased by $0.3 million, or 26.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by an increase in unrealized gains on marketable securities offset by decreases in interest and dividend income.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Broadcasting	$45,814,855	$38,029,015	$7,785,840	20.5
Digital	8,300,630	8,410,729	(110,099)	(1.3)
Total revenues	$54,115,485	$46,439,744	$7,675,740	16.5

	2026	2025	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$8,072,724	$1,633,014	$6,439,710	394.3
Digital	(2,357,528)	(5,399,183)	3,041,655	56.3
Adjusted EBITDA[1]	$5,715,196	$(3,766,169)	$9,481,366	(251.8)
Broadcasting

	2026	2025	$ Change	% Change
Revenues
Advertising	$24,378,388	$26,225,117	$(1,846,729)	(7.0)
Affiliate fee	13,358,974	7,343,407	6,015,567	81.9
Subscription	3,467,330	3,765,699	(298,369)	(7.9)
Licensing	4,610,163	694,792	3,915,371	563.5
Total revenues	$45,814,855	$38,029,015	$7,785,840	20.5
Cost of revenues	24,300,793	21,558,033	2,742,760	12.7
Gross profit	$21,514,062	$16,470,982	$5,043,080	30.6
General & administrative	13,441,338	14,837,968	(1,396,630)	(9.4)
Segment Adjusted EBITDA	$8,072,724	$1,633,014	$6,439,710	394.3
Broadcasting Revenues increased by $7.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to an increase in affiliate fee revenue of $6.0 million, which is attributed to new contractual relationships starting later in 2025 as well as rate increases in late 2025 and 2026. Licensing revenue increased by $3.9 million due to an amendment of one of our licensing agreements that increased the rate and duration of the arrangement in February 2026, offset by a decrease in advertising revenue of $(1.8) million due to lower customer insertion order volume and lower subscription revenue of $(0.3) million due to change in subscriber mix.
Broadcasting Segment Adjusted EBITDA increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, mainly due to increases in rates for both affiliate and license revenues.
1 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Digital

	2026	2025	$ Change	% Change
Revenues
Advertising	$4,415,658	$3,640,772	$774,886	21.3
Subscription	2,821,922	3,214,341	(392,419)	(12.2)
Product sales	1,063,050	1,555,616	(492,566)	(31.7)
Total revenues	$8,300,630	$8,410,729	$(110,099)	(1.3)
Cost of revenues	4,491,125	5,137,983	(646,858)	(12.6)
Gross profit	$3,809,505	$3,272,746	536,759	16.4
General & administrative	6,167,033	8,671,929	(2,504,896)	(28.9)
Segment Adjusted EBITDA[2]	$(2,357,528)	$(5,399,183)	$3,041,655	56.3
Digital Revenues decreased by $0.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to increases in advertising revenue driven by new contractual relationships offset by reductions in subscription and product revenue.
Digital Segment Adjusted EBITDA increased for the three months ended June 30, 2026, as compared to three months ended June 30, 2025, due to decreases in cost of revenues and general and administrative expenses.

The following table reconciles Net income (loss) to Adjusted EBITDA for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	2026	2025
Net income (loss)	$2,867,291	$(75,175,622)
Add
Depreciation	525,142	734,590
Amortization	238,799	49,906
Interest, net	(1,308,664)	(1,794,598)
Unrealized (gain) loss on marketable securities	(271,965)	500,736
Stock-based compensation	3,318,835	3,417,686
Other corporate matters[3]	-	68,437,098
Other, net[4]	345,758	54,342
Income tax expense	-	9,693
Adjusted EBITDA[5]	$5,715,196	$(3,766,169)
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
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Six months ended June 30, 2026, versus June 30, 2025
The following table sets forth our results of operations data for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Service Revenues
Advertising	$56,011,272	$58,753,084	$(2,741,812)	(4.7)
Affiliate fee	26,369,866	14,771,830	11,598,036	78.5
Subscription	12,720,617	13,962,199	(1,241,582)	(8.9)
Licensing	8,097,471	1,132,434	6,965,037	615.1
Product Sales	2,574,750	3,121,904	(547,154)	(17.5)
Total revenues	$105,773,976	$91,741,451	$14,032,524	15.3
Cost of revenues	62,511,544	54,637,552	7,873,992	14.4
Gross profit	$43,262,432	$37,103,899	$6,158,532	16.6
General & administrative	46,426,572	125,082,127	(78,655,555)	(62.9)
Other income (expense), net	3,843,221	(4,415,225)	8,258,446	187.0
Income (loss) before income tax expense	$679,081	$(92,393,453)	$93,072,534	100.7
Income tax expense	—	14,693	(14,693)	(100.0)
Net income (loss)	$679,081	$(92,408,146)	$93,087,227	100.7
Revenues
Revenues increased by $14.0 million, or 15.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Affiliate fee revenues increased by $11.6 million due to new contractual relationships as well as rate increases which took effect in late 2025 and 2026. Licensing revenue increased by $7.0 million due to an amendment of one of our licensing agreements that increased the rate and duration of the arrangement in February 2026. Advertising revenue decreased by $(2.7) million due to reductions in digital advertising revenue and a decline in linear cable and satellite advertising. Subscription revenue decreased by $(1.2) million due to lower new customer acquisition offset by gains from expanded affiliate agreements making Newsmax available on more linear cable providers.
Cost of revenues increased by $7.9 million, or 14.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to increased production headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels.
Gross Profit
Gross profit increased by $6.2 million, or 16.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross profit as a percent of revenues increased to 40.9% for the six months ended June 30, 2026 from 40.4% for the six months ended June 30, 2025. Gross profit percentage increased mainly due to increases in rates for both affiliate and license revenues offset by increases cost of revenues primarily driven by increases in payroll production costs.
General and Administrative Expense
General and administrative expense decreased by $(78.7) million or (62.9)%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by the reduction of legal expenses related to the settlement of legal matters in 2025.

Other Income, Net
Other income, net increased by $8.3 million, or 187.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a reduction of one-time expenses incurred in 2025 related to becoming a publicly traded company in addition to an increase in unrealized gain on marketable securities.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Broadcasting	$89,516,347	$74,216,192	$15,300,155	20.6
Digital	16,257,629	17,525,259	(1,267,630)	(7.2)
Total revenues	$105,773,976	$91,741,451	$14,032,525	15.3

	2026	2025	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$12,039,155	$4,823,877	$7,215,278	149.6
Digital	(6,678,297)	(8,141,865)	1,463,568	18.0
Adjusted EBITDA	$5,360,858	$(3,317,988)	$8,678,846	261.6
Broadcasting

	2026	2025	$ Change	% Change
Revenues
Advertising	$48,110,476	$50,856,696	$(2,746,220)	(5.4)
Affiliate fee	26,369,866	14,771,830	11,598,036	78.5
Subscription	6,938,565	7,455,375	(516,810)	(6.9)
Licensing	8,097,440	1,132,291	6,965,149	615.1
Total revenues	$89,516,347	$74,216,192	$15,300,155	20.6
Cost of revenues	48,923,192	41,520,756	7,402,436	17.8
Gross profit	$40,593,155	$32,695,436	$7,897,719	24.2
General & administrative	28,554,000	27,871,559	682,441	2.4
Segment Adjusted EBITDA	$12,039,155	$4,823,877	$7,215,278	149.6
Broadcasting Revenues increased by $15.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to an increase in affiliate fee revenue of $11.6 million, which is attributed to new contractual relationships starting later in 2025 as well as rate increases in late 2025 and 2026, licensing revenue increased by $7.0 million due to an amendment of one of our licensing agreements that increased the rate and duration of the arrangement in February 2026, offset by a decrease in advertising revenue of $(2.7) million due to lower customer insertion order volume and lower subscription revenue of $(0.5) million due to change in subscriber mix.
Broadcasting Segment Adjusted EBITDA increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, mainly due to increases in rates for both affiliate and license revenues offset by increase in production payroll expenses in cost of revenues.

Digital

	2026	2025	$ Change	% Change
Revenues
Advertising	$7,900,797	$7,896,389	$4,408	0.1
Subscription	5,782,051	6,506,824	(724,773)	(11.1)
Product sales	2,574,781	3,122,046	(547,265)	(17.5)
Total revenues	$16,257,629	$17,525,259	$(1,267,630)	(7.2)
Cost of revenues	9,555,082	10,362,681	(807,599)	(7.8)
Gross profit	$6,702,547	$7,162,578	$(460,031)	(6.4)
General & administrative	13,380,844	15,304,443	(1,923,599)	(12.6)
Segment Adjusted EBITDA	$(6,678,297)	$(8,141,865)	$1,463,568	18.0
Digital Revenues decreased by $(1.3) million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to decreases in subscription revenue and product sales.
Digital Segment Adjusted EBITDA increased for the six months ended June 30, 2026, as compared to six months ended June 30, 2025, due to decreases in cost of revenues and general and administrative expenses, partially offset by a decrease in subscription revenue and product sales.

The following table reconciles Net income (loss) to Adjusted EBITDA for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	2026	2025
Net income (loss)	$679,081	$(92,408,146)
Add
Depreciation	1,091,961	1,471,465
Amortization	431,359	89,280
Interest, net	(2,649,526)	(2,842,829)
Unrealized (gain) loss on marketable securities	(1,250,876)	(1,084,844)
Stock-based compensation	6,674,202	4,994,794
Other corporate matters[6]	—	78,104,701
Other, net[7]	384,657	8,342,898
Income tax expense	—	14,693
Adjusted EBITDA[8]	$5,360,858	$(3,317,988)

Liquidity and Capital Resources
We had $25.9 million of cash and cash equivalents and $102.4 million in investments as of June 30, 2026. Our primary sources of liquidity includes cash on hand and available-for-sale investments. On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. All payments due in the current fiscal year have been made. As of June 30, 2026, there remains one final installment of $20.0 million due on or before January 15, 2027, for which the Company, maintains a fully funded escrow amount.
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
Cash and Cash Equivalents
As of June 30, 2026, cash and cash equivalents balance was $25.9 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less.
The following table shows our cash flows from operating activities, investing activities and financing activities:

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	2026 vs. 2025
Net cash (used in) provided by:
Operating activities	$(2,766,713)	$(38,947,863)	$36,181,149	92.9%
Investing activities	8,162,996	(104,417,322)	112,580,318	107.8%
Financing activities	54,438	153,154,337	(153,099,899)	(100.0)%

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $2.8 million and was primarily due to the Company's net income, non-cash expenses, investment gains, and timing of working capital activity. Operating cash inflows were primarily a result of timing of customer collections. Operating cash outflows were primarily a result of timing of vendor payments. Further, the Company extended its international license contract during February 2026, resulting in increases to other assets and long-term liabilities for the related capitalized contract costs.
Net cash used in operating activities for the six months ended June 30, 2025 was $38.9 million and was primarily due to a net income (loss) and offset by an increase in the settlement liability and the change in fair value of warrant and derivative liability.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 was $8.2 million primarily due to the proceeds from maturity of investments.
Net cash used in investing activities for the six months ended June 30, 2025 was $104.4 million primarily due to an increase in the purchase of investments offset by the maturity of certain investments.
Financing Activities
Net cash provided by financing activities for the six months June 30, 2026 was $0.1 million due to proceeds received from the exercise of stock options offset by principal payments made under finance lease obligations.
Net cash provided by financing activities for the six months June 30, 2025 was $153.2 million primarily from issuances of convertible stock and common stock in the initial public offering.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measure is useful in evaluating our operating performance.
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and excludes depreciation, amortization related to the incremental costs to obtain a contract, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities, stock-based compensation, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings and settlements that we have determined are not representative of the Company's core operating performance), other, net, and income tax expense.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements.
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
Interest Rate Risk
We had $25.9 million of cash and cash equivalents at June 30, 2026. These amounts were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Based on our cash and cash equivalents balance as of June 30, 2026, and assuming such balance remained unchanged for a full year, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual pre-tax earnings by $0.1 million. The actual impact of interest rate changes may differ from this estimate based on the timing of cash flows, changes in cash balances, investment maturities, reinvestment rates, and the terms of our money market funds and time deposits.
We had $79.8 million of U.S. Treasury securities and certificates of deposit, classified as investments and available-for-sale securities at June 30, 2026. These securities and certificates of deposit have contractual maturities ranging from 4 to 30 months, having fixed rates ranging from 3.375% to 4.5% and are held primarily for capital preservation and liquidity rather than for trading or speculative purposes. Because these securities bear fixed rates, their fair values may decline if market interest rates increase. Based on a hypothetical 10% increase or decrease in interest rates, the estimated fair value of these securities would increase or decrease by $0.2 million. Because of the short-term maturities and our intention and ability to hold the securities to maturity, we do not expect reasonably possible changes in interest rates to have a material effect on our financial condition, results of operations, or cash flows.
Equity Price Risk
A portion of our investment portfolio consists of marketable equity securities carried at fair value, with changes in fair value recognized in earnings. We had $22.3 million in marketable equity securities as of June 30, 2026, which represented the carrying value of these securities. A hypothetical 10% increase or decrease in quoted market prices as of June 30, 2026 would have resulted in an increase or decrease of $2.2 million in the fair value of these securities and would have had a corresponding effect on pre-tax earnings.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. In addition, management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
Because of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company is subject from time to time to a number of lawsuits arising in the ordinary course of business, including claims relating to competition, intellectual property rights, alleged libel or defamation, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Please see Note 10 Legal to our condensed consolidated financial statements. Except as set forth below, the Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. As of June 30, 2026, the remaining final installment of $20.0 million is due on or before January 15, 2027, for which the Company maintains a fully funded escrow amount.

ITEM 1A. RISK FACTORS
The following risk factor updates the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the risk factors disclosed in our Annual Report.

Risks Related to Being a Public Company

Our anticipated transition from non-accelerated filer status to accelerated filer status for our fiscal year end December 31, 2026 10-K will increase our disclosure, reporting, internal control and compliance obligations, require additional resources, and may adversely affect our ability to timely and accurately satisfy our public company reporting requirements.

We currently qualify as an emerging growth company and a non-accelerated filer and are eligible for certain scaled disclosure accommodations and longer filing deadlines. Based on the size of our public float at June 30, 2026 we expect that we may no longer qualify as a non-accelerated filer at December 31, 2026. As an accelerated filer we will be required to provide disclosures applicable to larger reporting companies. These may include additional financial statement periods and other expanded financial and nonfinancial disclosures. As an accelerated filer, we also will be subject to shorter deadlines for filing our periodic reports. Satisfying these requirements will require us to accelerate our financial close, consolidation, review, disclosure and certification processes while preparing more extensive disclosures.

The anticipated transition will increase demands on our accounting, finance, legal, information technology, internal audit and other personnel, as well as on our independent registered public accounting firm and external advisors. We expect to incur additional expenses to recruit and retain personnel with public company reporting and internal control expertise, enhance our financial reporting systems, formalize and document policies and procedures, expand management review and monitoring controls, perform additional testing, and support more extensive audit and disclosure committee procedures. These activities may divert management attention from operating and growing our business, and our expenditures may be greater than anticipated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
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
(b)Exhibit Index

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K/A	001-42575	3.1	April 2, 2025
3.2	Amended and Restated Bylaws	10-K/A	001-42575	3.2	April 2, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File - the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL.					X
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

NEWSMAX INC.

Date: August 13, 2026	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)