Form 10-Q
period 2026-09-30
Newsmax Inc.
filed 2026-11-12
CIK 2026478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 4, 2026, a total of 39,239,297 shares of Class A common stock, par value $0.001 per share, and 89,961,222 shares of Class B common stock, par value $0.001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

Part I - Financial Information
Item 1. Financial Statements
NEWSMAX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$26,729,234	$20,433,021
Funds held in escrow	20,000,000	20,000,000
Investments	110,823,331	110,516,544
Accounts receivable, net	46,367,556	33,414,435
Inventories, net	1,933,613	2,027,168
Prepaid expenses and other current assets	10,420,529	9,069,639
Total current assets	216,274,263	195,460,807
Property and equipment, net	6,811,147	6,264,885
Right of use assets	10,294,205	8,823,716
Other assets	9,266,530	9,293,670
Funds held in escrow	-	20,000,000
Total assets	$242,646,145	$239,843,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,044,550	$16,770,777
Accrued expenses	17,510,249	14,894,949
Deferred revenue	10,121,677	12,599,119
Lease liability	4,229,349	4,062,971
Settlement liability	27,990,196	26,487,028
Share repurchase liability	-	6,461,320
Total current liabilities	74,896,021	81,276,164
Long-term liabilities:
Deferred revenue, net of current portion	2,643,395	3,148,945
Lease liability, net of current portion	6,323,891	5,292,095
Other long-term liabilities	3,404,167	925,000
Settlement liability, net of current portion	17,241,332	43,152,322
Total liabilities	104,508,806	133,794,526
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.001 par value; 50,000,000 shares authorized; 39,239,297 shares issued and outstanding at par as of September 30, 2026 and December 31, 2025; Class B common stock, $0.001 par value; 940,000,000 shares authorized 89,960,222 and 89,889,822 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	129,200	129,129
Additional paid-in capital	450,129,939	433,325,830
Accumulated other comprehensive (loss) income	(159,745)	464,365
Accumulated deficit	(311,962,055)	(327,870,772)
Total stockholders’ equity	138,137,339	106,048,552
Total liabilities and stockholders’ equity	$242,646,145	$239,843,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Service revenue	$53,813,416	$43,724,758	$157,012,643	$132,344,306
Product revenue	1,219,334	1,547,938	3,794,084	4,669,841
Service revenue termination fee	14,000,000	—	14,000,000	—
Total revenues	69,032,750	45,272,696	174,806,727	137,014,147

Cost of services	30,026,692	28,357,890	90,794,185	80,765,038
Cost of products sold	798,633	954,070	2,542,684	3,184,474
Gross profit	38,207,425	15,960,736	81,469,858	53,064,635

General and administrative expenses:
Personnel costs	8,300,689	8,202,407	26,223,318	24,830,586
Advertising costs	5,705,703	4,613,034	14,995,916	14,972,904
Depreciation	516,339	690,320	1,608,301	2,161,785
Other corporate matters	—	1,192,312	—	79,297,013
Other	9,398,128	8,461,222	27,519,896	26,979,135
Total general and administrative expenses	23,920,859	23,159,295	70,347,431	148,241,423

Income (loss) from operations	14,286,566	(7,198,559)	11,122,427	(95,176,788)

Other income (expense), net:
Interest and dividend income	1,300,550	2,203,611	3,954,691	5,059,952
Interest expense	(679)	(5,455)	(5,292)	(18,966)
Realized gain on marketable securities	—	—	327,476	—
Unrealized (loss) gain on marketable securities and crypto assets	(133,956)	957,795	1,116,921	2,042,639
Other, net	(115,323)	(17,061)	(499,980)	(8,359,960)
Total other income (expense), net	1,050,592	3,138,889	4,893,816	(1,276,335)

Net income (loss) before income taxes	15,337,158	(4,059,670)	16,016,243	(96,453,123)

Income tax expense	107,524	55,736	107,524	70,429
Net income (loss)	$15,229,634	$(4,115,408)	$15,908,719	$(96,523,552)

Other comprehensive income:
Unrealized (loss) gain on available for sale debt investments, net of income tax	(254,292)	(65,595)	(624,110)	863,574
Comprehensive income (loss)	$14,975,342	$(4,181,001)	$15,284,609	$(95,659,978)

Weighted average common stock outstanding
Basic	128,559,610	128,480,258	128,505,707	100,938,896
Diluted	129,225,561	128,480,258	128,761,449	100,938,896

Net income (loss) per share attributable to common stockholders
Basic	$0.12	$(0.03)	$0.12	$(1.00)
Diluted	$0.12	$(0.03)	$0.12	$(1.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible and redeemable Series A Preferred Stock:
Beginning balances	$—	$—	$—	$128,576,901
Dividends accretion	—	—	—	608,238
Recapitalization and conversion of preferred stock	—	—	—	(129,185,139)
Ending balances	$—	$—	$—	$—

Total stockholders' equity (deficit), beginning balances	$113,182,453	$106,852,896	$106,048,552	$(137,643,729)

Common stock and additional paid-in capital:
Beginning balances	$440,279,596	$426,760,375	$433,454,959	$18,056,712
Issuance of common stock, net of offering cost and expenses	—	(276,500)	—	64,683,965
Recapitalization and conversion of preferred stock	—	—	—	329,432,829
Exercise of stock options into common stock, net of withholding tax	302,404	18,329	452,840	1,424,972
Warrant liability conversion	—	—	—	8,324,000
Dividends	—	—	—	(915,069)
Standby Equity Purchase Agreement commitment fee	—	—	—	500,000
Stock-based compensation expense	3,225,875	3,547,339	9,900,076	8,542,133
Vesting of early exercise stock options	6,451,264	—	6,451,264	—
Ending balances	$450,259,139	$430,049,543	$450,259,139	$430,049,543

Convertible and redeemable Series B Preferred Stock:
Beginning balances	$—	$—	$—	$86,742,045
Preferred stock Series B sale	—	—	—	51,982,894
Issuance of equity-classified warrants	—	—	—	1,144,976
Recapitalization and conversion of preferred stock	—	—	—	(139,869,915)
Ending balances	$—	$—	$—	$—

Treasury stock:
Beginning balances	$—	$—	$—	$(14,622,222)
Recapitalization and conversion of stock	—	—	—	14,622,222
Ending balances	$—	$—	$—	$—

Accumulated other comprehensive income (loss):
Beginning balances	$94,547	$876,320	$464,365	$(52,849)
Other comprehensive income (loss)	(254,292)	(65,595)	(624,110)	863,574
Ending balances	$(159,745)	$810,725	$(159,745)	$810,725

Retained earnings:
Beginning balances	$(327,191,689)	$(320,783,800)	$(327,870,774)	$(227,767,415)
Dividends accretion	—	—	—	(608,238)
Net income (loss)	15,229,634	(4,115,406)	15,908,719	(96,523,553)
Ending balances	$(311,962,055)	$(324,899,206)	$(311,962,055)	$(324,899,206)

Total stockholders' equity, ending balances	$138,137,339	$105,961,062	$138,137,339	$105,961,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2026		2025
Cash flows from operating activities:
Net income (loss)	$15,908,719		$(96,523,552)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,569,814		4,614,605
Stock-based compensation	9,900,076		8,542,133
Change in fair value of warrant liability	-		1,824,179
Change in fair value of derivative liability	-		6,104,230
Provision for (recovery of) credit losses	654,074		(67,024)
Realized gain on marketable securities	(327,476)		-
Unrealized gain on marketable securities and crypto assets	(1,116,921)		(2,042,639)
Lease expense	2,855,220		2,575,226
Loss on disposal of website development costs	506,450		-
Non-cash expense related to SEPA Agreement	-		500,000
Changes in operating assets and liabilities:
Accounts receivable	(13,607,195)		(2,290,672)
Inventory	93,555		(5,603)
Prepaid expenses and other current assets	(1,335,214)		(2,470,684)
Escrow funds released (funded)	20,000,000		(40,000,000)
Other assets	(2,934,373)		(1,140,976)
Accounts payable	(2,073,479)		452,333
Accrued expenses	2,615,300		1,027,384
Lease liabilities	(3,127,535)		(2,826,909)
Settlement liability	(24,407,822)		16,490,644
Other long-term liabilities	2,479,167		937,500
Deferred revenue	(2,982,992)		(2,782,192)
Net cash provided by (used in) operating activities	7,669,369	-	(107,082,019)

Cash flows from investing activities:
Purchase of investments	(11,576,287)		(132,569,436)
Proceeds from maturity of investments	9,735,553		28,250,000
Sale of investments	2,338,557		49,361,533
Purchase of property and equipment	(2,203,448)		(1,782,997)
Net cash used in investing activities	(1,705,624)		(56,740,900)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	-		80,742,222
Proceeds from issuance of common stock IPO, net	-		66,359,453
Proceeds from exercise of stock options	442,784		7,829,631
Proceeds from additional stock issuance	-		88,500
Payment of dividend	-		(915,067)
Principal payment under finance lease obligation	(110,316)		(153,132)
Net cash provided by financing activities	332,468		153,951,608
Net change in cash	6,296,213		(9,871,309)
Cash and cash equivalents – beginning	20,433,021		24,052,887
Cash and cash equivalents – ending	$26,729,234		$14,181,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEWSMAX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2026	2025
Supplemental disclosures of cash flow information:
Operating lease assets obtained in exchange for operating lease liabilities	$4,102,295	$28,391
Interest paid	$-	$1,829

Non-cash investing and financing transactions:
Property and equipment acquired through accounts payable	$347,252	$721,250
Vesting of early exercise of stock options	$6,451,264	$-
Common stock issuance costs reclassified from prepaid expenses	$-	$(1,798,989)
Issuance of warrants in connection with the issuance of convertible stock	$-	$1,144,976
IPO funds receivable in escrow	$-	$34,500

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

Operating results for the nine months ended September 30, 2026 are not indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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
Reclassifications
Certain prior-period amounts in the accompanying condensed consolidated financial statements and related notes have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net income (loss), total stockholders’ equity or net cash provided by (used in) operating, investing or financing activities.
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods are services. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.
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
Service revenue is comprised of the following for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advertising	$28,122,322	$27,587,036	$84,133,596	$86,340,121
Affiliate fee	14,278,563	8,050,075	40,648,429	22,821,905
Subscription	6,053,745	6,878,260	18,774,362	20,840,459
Licensing	5,358,786	1,209,387	13,456,256	2,341,821
Total	$53,813,416	$43,724,758	$157,012,643	$132,344,306
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
Additionally, certain of the Company’s advertising contracts include guarantees to deliver a specified number of targeted audience views. The Company’s performance obligation is satisfied through the delivery of the guaranteed impressions, and revenue is recognized as the impressions are delivered. Advertising contracts, which are generally short-term, are billed monthly for the services provided during the month, with payments due shortly thereafter. Cash payments received prior to services rendered are recorded as deferred revenue, which is then recognized as revenue when the advertising time or space is provided.
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
Deferred subscription revenue balances along with the corresponding revenue recognized from the preceding nine-months:

	September 30, 2026	December 31, 2025
Deferred subscription revenue, current portion	$9,143,338	$12,278,556
Deferred subscription revenue, net of current portion	2,643,395	3,148,945
Total deferred subscription revenue	$11,786,733	$15,427,501
Deferred subscription revenue recognized in revenue for the three and nine months ended September 30, 2026 was $2.6 million and $10.8 million, respectively, and for the three and nine months ended September 30, 2025 was $3.1 million and $10.8 million, respectively.
Licensing
The Company generates revenue from its content licensing agreements. Revenue for its multiple performance obligations, all having the same period of transfer, is recognized over the contract term during which its symbolic IP and news content is made available to the customer.
Service Revenue Termination Fee
During September 2026, there was a negotiated termination of a commercial agreement that included guaranteed advertising placement. Under the contract amendment, the parties modified their remaining rights and obligations, and the customer agreed to pay the Company $14.0 million in two installments. The first installment of $7.0 million was received on September 30, 2026. The second and final $7.0 million payment was received in October 2026. Based on the terms of the amendment, the Company recognized $14.0 million as revenue during the three and nine months ended September 30, 2026.
Product Revenue
Product sales are derived primarily from the sales of books, audio and video media, and dietary supplements and are recognized at the point in time control transfers to the customer, which is when the product is shipped and control transfers to the customer. Allowances are estimated for returns and refunds when revenue is recognized. As of September 30, 2026 and December 31, 2025, the refund liability was $0.4 million and $0.7 million, respectively and is classified as a reduction in accounts receivable. The Company records taxes collected from customers and remitted to governmental authorities on a net basis. Product revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplement sales	$953,451	$1,202,655	$3,049,681	$3,512,304
Books, media and other product sales	321,476	558,828	1,102,475	1,779,221
Product returns and allowances	(55,593)	(213,545)	(358,072)	(621,684)
Total	$1,219,334	$1,547,938	$3,794,084	$4,669,841
Incremental Costs to Obtain a Contract
Amortization expense is included within advertising costs on the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the Company had $4.3 million of unamortized capitalized costs to obtain a contract, of which $1.0 million is recorded within prepaid expenses and other current assets and $3.3 million is recorded within other assets on our unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company recorded $0.2 million and $0.7 million, respectively, of amortization of capitalized costs, which is recorded within other on our unaudited condensed consolidated statement of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of amortization of capitalized costs, which is recorded within other on our unaudited condensed consolidated statement of operations and comprehensive income (loss).
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is presented net of an allowance for credit losses of $2.2 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company’s allowance for credit losses is estimated based on historical loss rates, current conditions, reasonable economic forecasts that affect collectability, and known credit issues with specific customers. Provisions for (recoveries of) credit losses totaled $0.4 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $(0.1) million for the three and nine months ended September 30, 2025, respectively.
Funds Held in Escrow
In connection with the settlement agreement reached with Dominion (as defined below in Note 10), the Company established an escrow account to secure the settlement obligations. As of September 30, 2026, the balance of the escrow account totaled $20.0 million. The escrowed funds will be released in one installment of $20.0 million payable on or before January 15, 2027. Funds held in the escrow account earn interest at an annual rate of 4.02%. For the three and nine months ended September 30, 2026 and 2025, the Company recognized interest income of $0.2 million and $0.5 million, and $0.2 million and $0.2 million, respectively, related to funds held in escrow. The interest income is recorded as a component of other income in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The related interest receivable is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
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

NOTE 2. FAIR VALUE MEASUREMENTS
The Company accounts for its investments at fair value and classifies these assets within the fair value hierarchy (Level 1, Level 2, or Level 3). Assets and liabilities subject to fair value measurements are:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$7,407,679	$—	$—	$7,407,679
Total cash and cash equivalents	$7,407,679	$—	$—	$7,407,679
Investments
Equity securities	$22,287,891	$—	$—	$22,287,891
U.S. Treasury securities	—	87,785,555	—	87,785,555
Certificates of deposit	—	749,885	—	749,885
Total investments	$22,287,891	$88,535,440	$—	$110,823,331
Other Current Assets
Crypto assets	438,473	—	—	438,473
Total	$30,134,043	88,535,440	$—	$118,669,483

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market	$10,625,821	$—	$—	$10,625,821
Total cash and cash equivalents	$10,625,821	$—	$—	$10,625,821
Investments
Equity securities	$20,201,411	$—	$—	$20,201,411
U.S. Treasury securities	—	87,808,288	—	87,808,288
Certificates of deposit	—	2,506,845	—	2,506,845
Total investments	$20,201,411	$90,315,133	$—	$110,516,544
Other Current Assets
Crypto assets	379,149	—	—	379,149
Total	$31,206,382	$90,315,133	$—	$121,521,514
NOTE 3. PROPERTY AND EQUIPMENT
Major classes of property and equipment are:

	Estimated Useful Lives	September 30, 2026	December 31, 2025
Furniture and fixtures	7 years	$2,469,381	$2,205,486
Computer, office and production equipment	3-8 years	16,591,206	14,716,627
Leasehold improvements	Lesser of Useful Life or Term of Lease	10,339,544	10,293,405
		29,400,131	27,215,518
Less: Accumulated depreciation		(22,588,984)	(20,950,633)
		$6,811,147	$6,264,885

Depreciation of property and equipment amounted to $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. Included in property and equipment are finance lease assets of $0.2 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 4. INVESTMENTS
Major classes of investments are:

	September 30, 2026	December 31, 2025
Equity securities	$22,287,891	$20,201,411
U.S. Treasury securities	88,535,440	90,315,133
Total investments	$110,823,331	$110,516,544
Available-for-Sale Securities
Major classes of available-for-sale debt securities and their respective fair values at September 30, 2026:

	Amortized Cost	Gross Unrealized Loss	Fair Value
Certificate of deposit	$750,000	$(115)	$749,885
U.S. Treasury securities	87,945,185	(159,630)	87,785,555
Total	$88,695,185	$(159,745)	$88,535,440
Maturity period distribution based on the contractual terms of the available-for-sale debt securities at September 30, 2026:

	Amortized Cost	Fair Value
Matures within 1 year	$59,877,794	$59,951,060
Matures after 1 year	28,817,391	28,584,380
Total	$88,695,185	$88,535,440
Major classes of available-for-sale debt securities and their respective fair values at December 31, 2025:

	Amortized Cost	Gross Unrealized gain	Fair Value
Certificate of deposit	$2,500,000	$6,845	$2,506,845
U.S. Treasury securities	87,350,768	457,520	87,808,288
Total	$89,850,768	$464,365	$90,315,133
The maturity distribution based on the contractual terms of the Company's available-for-sale investment securities at December 31, 2025 was as follows:

	Amortized Cost	Fair Value
Matures within 1 year	$59,974,750	$60,117,433
Matures after 1 year	29,876,017	30,197,700
Total	$89,850,768	$90,315,133

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
Total operating and finance lease expense relates to lease costs and totaled $1.4 million and $4.1 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2025, respectively.
In March 2026, the Company executed a new office lease agreement to expand its broadcasting operations in Washington, DC with a commencement date expected to be in December 2026. The lease term is for approximately twelve years and aggregate undiscounted fixed lease payments of $18.9 million. The agreement provides for certain rate abatements and tenant-improvement allowances. No related right-of-use asset or lease liability was recognized as of September 30, 2026.

Future minimum lease payments at September 30, 2026:

	Operating	Finance	Total
2026	$1,063,160	$14,997	$1,078,157
2027	4,685,445	4,999	4,690,444
2028	3,052,829	—	3,052,829
2029	1,412,413	—	1,412,413
2030	1,206,653	—	1,206,653
2031	2,672	—	2,672
Total lease payments	11,423,171	19,996	11,443,167
Less: imputed interest	(889,544)	(382)	(889,926)
Present value of lease liability	$10,533,627	$19,614	$10,553,241

NOTE 6. INCOME TAXES
The Company’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was approximately 1% and —%, respectively. The effective tax rates differed from the federal statutory income tax rate of 21% primarily due to a full valuation allowance against net deferred tax assets and state income taxes resulting from certain net operating loss limitations.

NOTE 7. SEGMENT INFORMATION
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
Segment Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and excludes depreciation, amortization related to incremental costs to obtain a contract, interest, net, asset impairment, unrealized gain (loss) on marketable securities and crypto assets, stock-based compensation, other corporate matters, other, net and income tax expense. Other corporate matters represent certain litigation expenses, and related fees, for specific proceedings that the Company has determined are infrequent and unusual in terms of their magnitude.
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
The following tables set forth the Company’s Revenues and Segment Adjusted EBITDA:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Broadcasting	$60,723,814	$36,609,048	$150,240,163	$110,825,241
Digital	8,308,936	8,663,648	24,566,564	26,188,906
Total revenues	$69,032,750	$45,272,696	$174,806,727	$137,014,147

Segment expenses and operating performance
Broadcasting
Adjusted cost of sales (1)	$24,150,945	$22,193,588	$73,074,137	$63,714,344
Adjusted general and administrative expenses (2)	13,718,811	12,478,819	40,744,431	38,821,998
Broadcasting adjusted EBITDA	22,854,058	1,936,641	36,421,595	8,288,899
Digital
Adjusted cost of sales (1)	4,751,530	4,948,221	14,306,613	15,310,902
Adjusted general and administrative expenses (2)	7,380,910	6,585,499	20,761,754	21,889,942
Digital adjusted EBITDA	(3,823,504)	(2,870,072)	(10,501,803)	(11,011,938)
Total reportable adjusted EBITDA	$19,030,554	$(933,431)	$25,919,792	$(2,723,039)

Corporate and unallocated
Depreciation	$(516,339)	$(690,320)	$(1,608,301)	$(2,161,785)
Amortization	(1,001,774)	(835,159)	(2,961,513)	(2,452,820)
Interest, net	1,299,871	2,198,156	3,949,399	5,040,986
Unrealized (loss) gain on marketable securities and crypto assets	(133,956)	957,795	1,116,921	2,042,639
Stock-based compensation	(3,225,875)	(3,547,340)	(9,900,076)	(8,542,134)
Other corporate matters	—	(1,192,312)	—	(79,297,013)
Other, net	(115,323)	(17,061)	(499,980)	(8,359,960)
Income (loss) before income tax expense	15,337,158	(4,059,672)	16,016,242	(96,453,126)
Income tax expense	107,524	55,736	107,524	70,429
Net income (loss)	$15,229,634	$(4,115,408)	$15,908,719	$(96,523,552)
(1) Adjusted cost of sales includes cost of sales less stock-based compensation.
(2) Adjusted general and administrative expenses include general and administrative expenses less depreciation, stock-based compensation, incremental costs to obtain a contract and other corporate matters.

Revenues by Segment by Component
The following tables set forth the revenues and segment by component:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Broadcasting
Advertising	$24,314,260	$23,594,497	$72,424,738	$74,451,192
Affiliate fee	14,278,563	8,050,075	40,648,429	22,821,905
Subscription	3,402,215	3,755,101	10,340,780	11,210,477
Licensing	4,728,776	1,209,375	12,826,216	2,341,667
Service revenue termination fee	14,000,000	-	14,000,000	-
Total Broadcasting revenues	$60,723,814	$36,609,048	$150,240,163	$110,825,241
Digital
Advertising	$3,808,062	$3,992,540	$11,708,859	$11,888,927
Subscription	2,651,530	3,123,158	8,433,581	9,629,983
Product sales	1,219,334	1,547,950	3,794,084	4,669,996
Licensing	630,010	-	630,040	-
Total Digital revenues	8,308,936	8,663,648	24,566,564	26,188,906
Total revenues	$69,032,750	$45,272,696	$174,806,727	$137,014,147

NOTE 8. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes payments due by period for contracts that run through 2029 as of September 30, 2026:

	Total	2026	2027	2028	2029
Talent agreements	$13,029,244	$3,146,075	$7,055,252	$2,646,250	$181,667

NOTE 9. LEGAL
Legal Matters
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. The payments are payable in three installments: (1) $27.0 million paid on August 15, 2025; (2) $20.0 million paid on January 15, 2026; and (3) $20.0 million on or before January 15, 2027. The $20.0 million payable on or before January 15, 2027 is recorded within settlement liability on the unaudited condensed consolidated balance sheet. As of November 12, 2026 the outstanding balance of the settlement is $20.0 million.
In 2023, the Company entered into a settlement agreement with a commercial counterparty for $41.3 million. As of September 30, 2026, and pursuant to the payment schedule associated with this settlement agreement, the Company has a total of $25.2 million remaining to be paid over time. The fair value of the settlement agreement as of September 30, 2026 and December 31, 2025 was $21.9 million and $24.9 million, respectively, which assumes a discount rate of 9.75% and making quarterly payments for 33 and 42 months, respectively. The fair value measurement is disclosed for information purposes and is not reflected in the carrying amount. As of November 12, 2026 the outstanding balance of the settlement is $25.2 million.

The table below represents the estimated timing of payments over the term of the agreements as of September 30, 2026:

	Total	2026	2027	2028	2029
Settlement agreements	$45,231,529	$3,253,902	$26,180,687	$5,180,088	$10,616,852
NOTE 10. EQUITY
Common Stock A – As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share.
Common Stock B - As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 940,000,000 shares of common stock, with a par value of $0.001 per share.
Settlement Warrant - On September 26, 2024, the Company granted a five year warrant to purchase 2,000 shares of Series B preferred stock at an exercise price of $5,000 per share in connection with a settlement agreement with Smartmatic. Following the conversion of the underlying Series B preferred stock into Class B common stock in connection with the Company's March 28, 2025 initial public offering (the "Preferred Stock Conversion"), Smartmatic has a five year warrant to purchase 1,333,333 shares of Class B common stock at an exercise price of $7.50 per share. The exercise price and the number of shares of the warrants are subject to adjustment for standard anti-dilution provisions. Exercise of the warrant would result in the Company recognizing a $10.0 million increase in gross proceeds. Prior to Preferred Stock Conversion, the settlement warrant did not meet the conditions to be classified in equity, and therefore the Company assessed and confirmed it met the definition of a liability under ASC 815 and ASC 480 and it was recognized on the balance sheet at fair value. Following the Preferred Stock Conversion, the warrant met the conditions for equity classification and was reclassified into equity at its March 28, 2025 fair value of $8.3 million with a final fair value adjustment loss of $1.8 million recorded in other, net in the September 30, 2025 unaudited condensed consolidated statements of operations and comprehensive income (loss).
Agent Warrants - The Company agreed to issue a three-year warrant to the placement agent associated with the Private Placement of shares of the Company's Series B convertible preferred Stock. The number of shares under the warrant is equal to 2% of the total shares raised under the private placement with an exercise price of $5,000 per share. Following the Preferred Stock Conversion, the warrant holder can purchase 600,000 shares of common stock at an exercise price of $7.50 per share. The warrant holder has the option to elect net share settlement. The award was non-employee share-based compensation that does not meet the criteria for liability classification. As a result, the warrant was classified in equity in the unaudited condensed consolidated balance sheets as of September 30, 2025.
Standby Equity Purchase Agreement - On April 4, 2025, the Company entered into a $1.2 billion Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to direct Yorkville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. There were no purchases of common stock during the three or nine months ended September 30, 2026.
As consideration under the SEPA, the Company paid to a 3rd party (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $500,000 of shares of common stock equal to the commitment fee divided by the daily VWAP of the common shares during the trading day immediately prior to the effective date of the SEPA. The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA and recorded within other in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025.

NOTE 11. EQUITY-BASED COMPENSATION
On March 28, 2025, the Board of Directors adopted the Company's 2025 Omnibus Equity Incentive Plan (the “2025 Incentive Plan”) and was approved by the Company's shareholders on March 24, 2025 (the “Effective Date”). Under the 2025 Incentive Plan, 6,500,000 shares of Class B Common Stock are initially available for grant. The Company's administrator may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of common stock under the 2025 Incentive Plan. The 2025 Incentive Plan is administered by the Board. On March 28, 2025, the Company granted stock options to employees and certain service providers to purchase an aggregate of 3,382,000 shares of common stock at an exercise price of $10.00 per share, which was the fair market value on the grant date (the "IPO Options"). These options allowed for early exercise after 90 days, vest over 1.5 years, and expire 10 years from the grant date. Proceeds from the early exercise of the IPO Options were initially recorded as a share repurchase liability because the underlying shares remained subject to the Company’s repurchase right until vesting. The IPO Options fully vested in September 2026, at which time the Company’s repurchase right lapsed and the $6.5 million share repurchase liability was reclassified to additional paid-in capital as a non-cash financing activity. We did not repurchase any unvested shares of common stock related to early exercised stock options in connection with employee terminations during the nine-months ended September 30, 2026 and 2025.
As of September 30, 2026, the Company’s total stock-based compensation cost, not yet recognized, related to non-vested equity awards under the 2025 Incentive Plan was $0.5 million and is expected to be recognized over a weighted average period of 0.7 years. The Company’s equity-based awards are settled in Class B Common Stock. As of September 30, 2026, the Company had 3.0 million shares of Class B common stock reserved for future issuance as equity-based compensation.
The following table summarizes stock options for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	3,152,005	$9.36
Granted	213,012	7.04
Exercised	(71,400)	6.34
Forfeited	(31,351)	10.00
Outstanding at September 30, 2026	3,262,266	$9.25
Exercisable as of September 30, 2026	3,031,310	$9.35
The following table shows summary information for outstanding options and options that are exercisable as of September 30, 2026:

	Options Outstanding	Options Exercisable
Number of options	3,262,266	3,031,310
Weighted average remaining contractual term (years)	8.1	8.0
Weighted average exercise price	$9.25	$9.35
Aggregate intrinsic value	$5,052,181	$4,496,581
The equity-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of services	$1,922,849	$2,170,152	$5,956,120	$4,924,267
Personnel costs	1,303,025	1,377,189	3,943,956	3,617,867
Total equity-based compensation expense	$3,225,875	$3,547,340	$9,900,076	$8,542,134

NOTE 12. INCOME (LOSS) PER SHARE
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
The following table illustrates the reconciliation of the basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted income (loss) per share:
Numerator:
Net income (loss)	$15,229,634	$(4,115,408)	$15,908,719	$(96,523,552)
Cumulative dividends on preferred stock	—	—	—	4,667,803
Net income (loss) attributable to common stockholders	$15,229,634	$(4,115,408)	$15,908,719	$(101,191,355)
Denominator:
Weighted average common stock outstanding, basic[1]	128,559,610	128,480,258	128,505,707	100,938,896
Effect of dilutive securities:
Dilutive effect of stock options	238,915	—	164,022	—
Dilutive effect of warrants	427,035	—	91,720	—
Weighted average common stock outstanding, diluted	129,225,561	128,480,258	128,761,449	100,938,896
Per share:
Net income (loss) per share attributable to common stockholders, basic	$0.12	$(0.03)	$0.12	$(1.00)
Net income (loss) per share attributable to common stockholders, diluted	$0.12	$(0.03)	$0.12	$(1.00)
1 Includes 39.2 million and 39.2 million shares of Class A common stock and 89.2 million and 89.1 million shares of Class B common stock, for the three months ended September 30, 2026 and 2025, respectively. Includes 39.2 million and 39.2 million shares of Class A common stock and 89.2 million and 89.3 million shares of Class B common stock, for the nine months ended September 30, 2026 and 2025, respectively.
The following outstanding potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	1,506,298	1,933,333	1,841,613	1,933,333
Stock options	3,023,351	4,095,133	3,098,244	4,095,133
Unvested early exercised options	—	110,691	—	110,691
Total	4,529,649	6,139,157	4,939,857	6,139,157

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and the audited consolidated financial statements for the year ended December 31, 2025, and other information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as may be amended supplemented or superseded from time to time by other reports we file with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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
We have developed a significant audience, reaching over 50 million Americans each month through our television broadcasts and multi-platform content, and have demonstrated sustainable growth. Revenues are up 52% and 28% comparing the three and nine months ended September 30, 2026, respectively compared to the same period in 2025. Newsmax Broadcasting's TV content is now available to over 100 million homes in the U.S. In addition, international companies have licensed Newsmax Broadcasting’s channels and brand for regional, national and local television and digital media purposes. Certain licensing agreements now provide cable television and digital news under the Newsmax brand to viewers in more than 100 countries including several European countries like Republic of Serbia, Republic of Croatia, Bosnia and Herzegovina, Montenegro, North Macedonia, Slovenia, Albania, Hungary, Poland, Bulgaria, Slovakia, Romania, Ukraine, and the Czech Republic.

Results of Operations
Three months ended September 30, 2026, versus September 30, 2025
The following table sets forth our results of operations data for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Service revenue
Advertising	$28,122,322	$27,587,036	$535,286	1.9
Affiliate fee	14,278,563	8,050,075	6,228,488	77.4
Subscription	6,053,745	6,878,260	(824,515)	(12.0)
Licensing	5,358,786	1,209,387	4,149,399	343.1
Service revenue termination fee	14,000,000	—	14,000,000	100.0
Product revenue	1,219,334	1,547,938	(328,604)	(21.2)
Total revenues	$69,032,750	$45,272,696	$23,760,053	52.5
Cost of revenues	30,825,325	29,311,960	1,513,365	5.2
Gross profit	$38,207,425	$15,960,736	$22,246,688	139.4
General & administrative	23,920,859	23,159,295	761,564	3.3
Other income, net	1,050,592	3,138,889	(2,088,297)	(66.5)
Income (loss) before income tax expense	$15,337,158	$(4,059,670)	$19,396,828	477.8
Income tax expense	107,524	55,736	51,788	92.9
Net income (loss)	$15,229,634	$(4,115,406)	$19,345,040	470.1
Revenues
Revenues increased by $23.8 million, or 52.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Affiliate fee revenues increased by $6.2 million due to new contractual relationships as well as rate increases which took effect in late 2025 and during early 2026. Licensing revenue increased by $4.1 million due to an amendment of one of our licensing agreements that increased the rate and expanded the geographies of the arrangement in February 2026. Advertising revenue increased by $0.5 million due to increases in Broadcasting advertising revenue and linear cable and satellite advertising from mid-term election-related advertising demand, offset by decreased Digital advertising. Subscription revenue decreased by $(0.8) million due to lower new customer acquisition offset by gains from expanded affiliate agreements making Newsmax available on more linear cable providers. Service revenue termination fee increased by $14.0 million in connection with an amendment to an advertising purchase agreement with a commercial customer. The amount was associated with a negotiated modification of the parties’ remaining rights and obligations under the arrangement and is not expected to recur in the future.
Cost of revenues increased by $1.5 million, or 5.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to increased production headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels.
Gross Profit
Gross profit increased by $22.2 million, or 139.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross profit as a percent of revenues increased to 55.3% for the three months ended September 30, 2026 from 35.3% for the three months ended September 30, 2025. Gross profit percentage increased primarily due to increase in Service revenue termination fee relating to a commercial agreement that included guaranteed advertising placement.

General and Administrative Expense
General and administrative expense increased by $0.8 million or 3.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by increases in advertising costs in 2026 compared to 2025.
Other Income, Net
Other income, net decreased by $(2.1) million, or 66.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by an increase in unrealized gains on marketable securities offset by decreases in interest and dividend income.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Broadcasting	$60,723,814	$36,609,048	$24,114,766	65.9
Digital	8,308,936	8,663,648	(354,712)	(4.1)
Total revenues	$69,032,750	$45,272,696	$23,760,053	52.5

	2026	2025	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$22,854,058	$1,936,641	$20,917,417	1080.1
Digital	(3,823,504)	(2,870,072)	(953,432)	(33.2)
Adjusted EBITDA[1]	$19,030,554	$(933,431)	$19,963,986	(2138.8)
Broadcasting

	2026	2025	$ Change	% Change
Revenues
Advertising	$24,314,260	$23,594,497	$719,763	3.1
Affiliate fee	14,278,563	8,050,075	6,228,488	77.4
Subscription	3,402,215	3,755,101	(352,886)	(9.4)
Licensing	4,728,776	1,209,375	3,519,401	291.0
Service revenue termination fee	14,000,000	—	14,000,000	100.0
Total revenues	$60,723,814	$36,609,048	$24,114,766	65.9
Cost of revenues	24,150,945	22,193,588	1,957,357	8.8
Gross profit	$36,572,869	$14,415,460	$22,157,409	153.7
General & administrative	13,718,811	12,478,819	1,239,992	9.9
Segment Adjusted EBITDA	$22,854,058	$1,936,641	$20,917,417	1080.1
Broadcasting Revenues increased by $24.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to an increase in affiliate fee revenue of $6.2 million, which is attributed to new contractual relationships starting later in 2025 as well as rate increases in late 2025 and 2026. Licensing revenue increased by $3.5 million due to an amendment of one of our licensing agreements that increased the rate and expanded the geographies of the arrangement in February 2026.
1 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Additionally, increased advertising revenue of $0.7 million was due to higher customer insertion order volume, offset by decreased subscription revenue of $(0.4) million due to change in subscriber mix. Also, during September 2026, Service revenue termination fee increased $14.0 million, primarily due to a commercial agreement that included guaranteed advertising placements. This transaction is not expected to occur in the future.
Broadcasting Segment Adjusted EBITDA increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, mainly due to increases in Service revenue termination fee and rates for affiliate and license revenues.
Digital

	2026	2025	$ Change	% Change
Revenues
Advertising	$3,808,062	$3,992,540	$(184,478)	(4.6)
Subscription	2,651,530	3,123,158	(471,628)	(15.1)
Product sales	1,219,334	1,547,950	(328,616)	(21.2)
Licensing	630,010	-	630,010	100.0
Total revenues	$8,308,936	$8,663,648	$(354,712)	(4.1)
Cost of revenues	4,751,530	4,948,221	(196,691)	(4.0)
Gross profit	$3,557,406	$3,715,427	(158,021)	(4.3)
General & administrative	7,380,910	6,585,499	795,411	12.1
Segment Adjusted EBITDA[2]	$(3,823,504)	$(2,870,072)	$(953,432)	(33.2)
Digital Revenues decreased by $0.4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, mainly due to reductions in subscription and product sales revenue.
Digital Segment Adjusted EBITDA decreased for the three months ended September 30, 2026, as compared to three months ended September 30, 2025, due to increases in general and administrative expenses.

The following table reconciles Net income (loss) to Adjusted EBITDA for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	2026	2025
Net income (loss)	$15,229,634	$(4,115,406)
Add
Depreciation	516,339	690,320
Amortization	1,001,774	835,159
Interest, net	(1,299,871)	(2,198,156)
Unrealized (loss) gain on marketable securities and crypto assets	133,956	(957,795)
Stock-based compensation	3,225,875	3,547,340
Other corporate matters[3]	-	1,192,312
Other, net[4]	115,323	17,061
Income tax expense	107,524	55,736
Adjusted EBITDA[5]	$19,030,554	$(933,429)
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
4 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and unrealized gains on securities
5 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Nine months ended September 30, 2026, versus September 30, 2025
The following table sets forth our results of operations data for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Service Revenues
Advertising	$84,133,596	$86,340,121	$(2,206,525)	(2.6)
Affiliate fee	40,648,429	22,821,905	17,826,524	78.1
Subscription	18,774,362	20,840,459	(2,066,097)	(9.9)
Licensing	13,456,256	2,341,821	11,114,435	474.6
Service revenue termination fee	14,000,000	—	14,000,000	100.0
Product Revenue	3,794,084	4,669,841	(875,757)	(18.8)
Total revenues	$174,806,727	$137,014,147	$37,792,579	27.6
Cost of revenues	93,336,869	83,949,512	9,387,357	11.2
Gross profit	$81,469,858	$53,064,635	$28,405,222	53.5
General & administrative	70,347,431	148,241,423	(77,893,992)	(52.5)
Other income (expense), net	4,893,816	(1,276,335)	6,170,151	483.4
Income (loss) before income tax expense	$16,016,243	$(96,453,123)	$112,469,366	116.6
Income tax expense	107,524	70,429	37,095	52.7
Net income (loss)	$15,908,719	$(96,523,552)	$112,432,271	116.5
Revenues
Revenues increased by $37.8 million, or 27.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Affiliate fee revenues increased by $17.8 million due to new contractual relationships as well as rate increases which took effect in late 2025 and 2026. Licensing revenue increased by $11.1 million due to an amendment of one of our licensing agreements that increased the rate and expanded the geographies of the arrangement in February 2026. Advertising revenue decreased by $(2.2) million due to reductions in digital advertising revenue and a decline in linear cable and satellite advertising. Subscription revenue decreased by $(2.1) million due to lower new customer acquisition offset by gains from expanded affiliate agreements making Newsmax available on more linear cable providers. Service revenue termination fee increased $14.0 million primarily due to revenue recognized in connection with a commercial agreement that included guaranteed advertising spend. This transaction is not expected to occur in the future.
Cost of revenues increased by $9.4 million, or 11.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to increased production headcount, programming and production costs on our main Newsmax TV channel as well as continued investment into Newsmax 2 for OTT to build out the programming to better monetize Newsmax 2 on FAST channels.
Gross Profit
Gross profit increased by $28.4 million, or 53.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross profit as a percent of revenues increased to 46.6% for the nine months ended September 30, 2026 from 38.7% for the nine months ended September 30, 2025. Gross profit percentage increased mainly due to service revenue termination fee and increases in rates for both affiliate and license revenues offset by increases cost of revenues primarily driven by increases in payroll production costs.
General and Administrative Expense
General and administrative expense decreased by $(77.9) million or (52.5)%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by the reduction of legal expenses related to the settlement of legal matters in 2025.

Other Income, Net
Other income, net increased by $6.2 million, or 483.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by a reduction of one-time expenses incurred in 2025 related to becoming a publicly traded company, offset by lower interest and dividend income and lower unrealized gains on marketable securities and crypto assets.
Segment Analysis
The following tables set forth our Revenues and Segment EBITDA for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	2026	2025	$ Change	% Change
Revenues
Broadcasting	$150,240,163	$110,825,241	$39,414,922	35.6
Digital	24,566,564	26,188,906	(1,622,342)	(6.2)
Total revenues	$174,806,727	$137,014,147	$37,792,580	27.6

	2026	2025	$ Change	% Change
Segment Adjusted EBITDA
Broadcasting	$36,421,595	$8,288,899	$28,132,696	339.4
Digital	(10,501,803)	(11,011,938)	510,135	4.6
Adjusted EBITDA	$25,919,792	$(2,723,039)	$28,642,831	1051.9
Broadcasting

	2026	2025	$ Change	% Change
Revenues
Advertising	$72,424,738	$74,451,192	$(2,026,454)	(2.7)
Affiliate fee	40,648,429	22,821,905	17,826,524	78.1
Subscription	10,340,780	11,210,477	(869,697)	(7.8)
Licensing	12,826,216	2,341,667	10,484,549	447.7
Service revenue termination fee	14,000,000	—	14,000,000	100.0
Total revenues	$150,240,163	$110,825,241	$39,414,922	35.6
Cost of revenues	73,074,137	63,714,344	9,359,793	14.7
Gross profit	$77,166,026	$47,110,897	$30,055,129	63.8
General & administrative	40,744,431	38,821,998	1,922,433	5.0
Segment Adjusted EBITDA	$36,421,595	$8,288,899	$28,132,696	339.4
Broadcasting Revenues increased by $39.4 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to an increase in affiliate fee revenue of $17.8 million, which is attributed to new contractual relationships starting later in 2025 as well as rate increases in late 2025 and 2026, licensing revenue increased by $10.5 million due to an amendment of one of our licensing agreements that increased the rate and duration of the arrangement in February 2026, offset by a decrease in advertising revenue of $(2.0) million due to lower customer insertion order volume and lower subscription revenue of $(0.9) million due to change in subscriber mix. Service revenue termination fee increased by $14.0 million in connection with an amendment to an advertising purchase agreement with a customer. The amount was associated with a negotiated modification of the parties’ remaining rights and obligations under the arrangement and is not expected to recur in the future.

Broadcasting Segment Adjusted EBITDA increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, mainly due to increases in rates for both affiliate and license revenues offset by increase in production payroll expenses in cost of revenues.

Digital

	2026	2025	$ Change	% Change
Revenues
Advertising	$11,708,859	$11,888,927	$(180,068)	(1.5)
Subscription	8,433,581	9,629,983	(1,196,402)	(12.4)
Product sales	3,794,084	4,669,996	(875,912)	(18.8)
Licensing	630,040	—	630,040	100.0
Total revenues	$24,566,564	$26,188,906	$(1,622,342)	(6.2)
Cost of revenues	14,306,613	15,310,902	(1,004,289)	(6.6)
Gross profit	$10,259,951	$10,878,004	$(618,053)	(5.7)
General & administrative	20,761,754	21,889,942	(1,128,188)	(5.2)
Segment Adjusted EBITDA	$(10,501,803)	$(11,011,938)	$510,135	4.6
Digital Revenues decreased by $(1.6) million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to decreases in subscription revenue and product sales.
Digital Segment Adjusted EBITDA increased for the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025, due to decreases in cost of revenues and general and administrative expenses, partially offset by decreases in subscription revenue and product sales.

The following table reconciles Net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	2026	2025
Net income (loss)	$15,908,719	$(96,523,552)
Add
Depreciation	1,608,301	2,161,785
Amortization	2,961,513	2,452,820
Interest, net	(3,949,399)	(5,040,986)
Unrealized gain on marketable securities and crypto assets	(1,116,921)	(2,042,639)
Stock-based compensation	9,900,076	8,542,134
Other corporate matters[6]	—	79,297,013
Other, net[7]	499,980	8,359,960
Income tax expense	107,524	70,429
Adjusted EBITDA[8]	$25,919,793	$(2,723,036)
6 Comprised of certain litigation expenses, and related fees, for specific legal proceedings that we have determined are infrequent and unusual in terms of their magnitude.
7 Comprised of miscellaneous items such as derivative adjustments, income tax credits, and impairment loss.
8 For a discussion of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Liquidity and Capital Resources
We had $26.7 million of cash and cash equivalents and $110.8 million in investments as of September 30, 2026. Our primary sources of liquidity include cash on hand and available-for-sale investments. On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. All payments due in the current fiscal year have been made. As of September 30, 2026, there remains one final installment of $20.0 million due on or before January 15, 2027, for which the Company, maintains a fully funded escrow amount.
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
Cash and Cash Equivalents
As of September 30, 2026, cash and cash equivalents balance was $26.7 million. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less.
The following table shows our cash flows from operating activities, investing activities and financing activities:

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	2026 vs. 2025
Net cash provided by (used in):
Operating activities	$7,669,369	$(107,082,019)	$114,751,388	107.2%
Investing activities	(1,705,624)	(56,740,900)	55,035,276	97.0%
Financing activities	332,468	153,951,608	(153,619,140)	(99.8)%
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $7.7 million and was primarily due to the Company's net income, non-cash expenses and investment gains, and timing of working capital activity. Operating cash inflows were primarily a result of net income and add backs associated with non cash items. Operating cash outflows were primarily a result of timing of vendor payments and settlement liabilities. Further, the Company extended its international license contract during February 2026, resulting in increases to other assets and long-term liabilities for the related capitalized contract costs.
Net cash used in operating activities for the nine months ended September 30, 2025 was $107.1 million and was primarily due to a net income (loss) and offset by an increase in the settlement liability and the change in fair value of warrant and derivative liability.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $1.7 million primarily due to the proceeds from maturity of investments and purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 was $56.7 million primarily due to an increase in the purchase of investments offset by the maturity of certain investments.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $0.3 million due to proceeds received from the exercise of stock options offset by principal payments made under finance lease obligations. Net cash provided by financing activities for the nine months September 30, 2025 was $154.0 million primarily from issuances of convertible stock and common stock in the initial public offering.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measure is useful in evaluating our operating performance.
Adjusted EBITDA is defined as revenues less cost of revenues and general and administrative expenses and excludes depreciation, amortization related to the incremental costs to obtain a contract, interest expense, net, impairment charges, unrealized gains (losses) on marketable securities and crypto assets, stock-based compensation, other corporate matters (consisting primarily of certain litigation expenses, and related fees, for specific legal proceedings and settlements that we have determined are not representative of the Company's core operating performance), other, net, and income tax expense.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements.
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
Interest Rate Risk
We had $26.7 million of cash and cash equivalents at September 30, 2026. These amounts were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Based on our cash and cash equivalents balance as of September 30, 2026, and assuming such balance remained unchanged for a full year, a hypothetical 10% increase or decrease in interest rates would increase or decrease our annual pre-tax earnings by $0.1 million. The actual impact of interest rate changes may differ from this estimate based on the timing of cash flows, changes in cash balances, investment maturities, reinvestment rates, and the terms of our money market funds and time deposits.
We had $88.5 million of U.S. Treasury securities and certificates of deposit, classified as investments and available-for-sale securities at September 30, 2026. These securities and certificates of deposit have contractual maturities ranging from 1 to 34 months, having fixed rates ranging from 3.375% to 4.5% and are held primarily for capital preservation and liquidity rather than for trading or speculative purposes. Because these securities bear fixed rates, their fair values may decline if market interest rates increase. Based on a hypothetical 10% increase or decrease in interest rates, the estimated fair value of these securities would increase or decrease by $0.2 million. Because of the short-term maturities and our intention and ability to hold the securities to maturity, we do not expect reasonably possible changes in interest rates to have a material effect on our financial condition, results of operations, or cash flows.
Equity Price Risk
A portion of our investment portfolio consists of marketable equity securities carried at fair value, with changes in fair value recognized in earnings. We had $22.3 million in marketable equity securities as of September 30, 2026, which represented the carrying value of these securities. A hypothetical 10% increase or decrease in quoted market prices as of September 30, 2026 would have resulted in an increase or decrease of $2.2 million in the fair value of these securities and would have had a corresponding effect on pre-tax earnings.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. In addition, management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
Because of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company is subject from time to time to a number of lawsuits arising in the ordinary course of business, including claims relating to competition, intellectual property rights, alleged libel or defamation, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Please see Note 9 Legal to our condensed consolidated financial statements. Except as set forth below, the Company is currently not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.
On August 15, 2025, Newsmax Media, Inc. and Newsmax Broadcasting, LLC entered into a settlement agreement with Dominion Voting Systems, Inc. and certain of its affiliates (“Dominion”), pursuant to which such parties agreed to resolve the lawsuit among them for a total amount of $67.0 million. As of September 30, 2026, the remaining final installment of $20.0 million is due on or before January 15, 2027, for which the Company maintains a fully funded escrow amount.

ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2026.

Risks Related to Our Business, Operations and Our Industry
Artificial intelligence could reduce traffic to our digital properties, diminish the value of our content and harm the Newsmax brand.
Artificial intelligence (“AI”) search tools and chatbots can answer users’ questions about the news directly. As audiences increasingly use these tools, fewer users may visit Newsmax.com or our other digital properties. A decline in traffic or engagement could reduce digital advertising impressions, make it more difficult to attract subscribers and adversely affect our revenues. AI-generated responses may misstate our reporting or present archived material as current, and users may attribute those errors to Newsmax. Changes in how platforms use or display our content could limit our ability to reach new audiences, and we may be unable to renew or enter into AI content agreements on favorable terms.
Third parties may also use our reporting without authorization or distribute fabricated audio, images or video that appear to come from Newsmax or feature our on-air talent. Identifying and responding to these uses could increase our costs and divert resources. If we or our vendors use AI to prepare content for publication or broadcast, inaccuracies or the inclusion of material we lack rights to use could expose us to defamation, privacy or intellectual property claims. These developments could damage our reputation with audiences, advertisers and distribution partners and materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(b)Exhibit Index

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	10-K/A	001-42575	3.1	April 2, 2025
3.2	Amended and Restated Bylaws	10-K/A	001-42575	3.2	April 2, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
104	Cover Page Interactive Data File - the cover page of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL.					X
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

NEWSMAX INC.

Date: November 12, 2026	/s/ Christopher Ruddy
Christopher Ruddy
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	/s/ Darryle Burnham
Darryle Burnham
Chief Financial Officer
(Principal Financial Officer)